Form 10-Q
period 1995-01-28
ICOT CORPORATION
filed 1995-03-13
CIK 65745

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549


                           FORM  10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended..............January 28,1995.............

                               OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period ended...................to....................

     Commission file number.............................0-4187...............

                        ICOT  CORPORATION
     (Exact name of registrant as specified in its charter)



           Delaware                              94-1675494
   (State or other jurisdiction of             (IRS Employer
   incorporation or organization)            Identification No.)



  3801 Zanker Road, PO Box 5143, San Jose , CA     95150-5143
  (Address of Principal Executive Offices)         (Zip Code)


Registrant's telephone number, including area code: (408) 433-3300


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                    YES  X                       NO

Number of shares outstanding of each of the issuer's classes of common stock:
As  of  March 9, 1995 11,421,827 shares of Registrant's Common
Stock were outstanding.

                            FORM 10-Q
                            Contents



PART I.   FINANCIAL INFORMATION



          Item 1.   Financial Statements

               Consolidated Condensed Statements of Operations

               Consolidated Condensed Balance Sheets

               Consolidated Condensed Statements of Cash Flows

               Notes to Consolidated Condensed Financial Statements


          Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations




PART II.  OTHER INFORMATION



          Item 6.   Exhibits and Reports on Form 8-K



               Signatures

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

                        ICOT CORPORATION
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)
            (In thousands, except per share amounts)

                                Three Months Ended      Six Months Ended
                             ----------------------- -----------------------
                             January 28, January 29, January 28, January 29,
                                   1995        1994        1995        1994
                             ----------- ----------- ----------- -----------

Net sales                        $2,638      $2,012      $5,701      $3,967
Cost of sales                     1,446         927       3,194       1,978
                                  -----       -----       -----       -----
   Gross margin                   1,192       1,085       2,507       1,989

Operating expenses:
   Research and development         421         378         928         781
   Marketing and sales              216         252         521         459
   General and administrative       293         377         631         675
                                  -----       -----       -----       -----
         Total operating expenses   930       1,007       2,080       1,915

          Income from operations    262          78         427          74

Other income (expense):
   Interest income                   63          60         125         117
   Interest expense                 (2)         (6)         (6)        (12)
                                  -----       -----       -----       -----
         Total other income          61          54         119         105

       Income before income taxes   323         132         546         179

Provision for income taxes           16          10          27          10
                                  -----       -----       -----       -----
         Net Income              $  307      $  122      $  519      $  169
                                 ======      ======      ======      ======
         Net Income Per Share    $ 0.03      $ 0.01      $ 0.04      $ 0.01
                                 ======      ======      ======      ======

Weighted Average Number of
Common Shares and Common
Share Equivalents                11,444      12,356      11,625      12,441
                                 ======      ======      ======      ======

The accompanying notes are an integral part of these consolidated condensed financial statements.

                        ICOT CORPORATION
              CONSOLIDATED CONDENSED BALANCE SHEETS
                         (In thousands)



                                             January 28,         July 30,
                                                   1995             1994
                                             (Unaudited)
                                             -----------         --------
ASSETS
Current assets:
   Cash and cash equivalents                    $  1,135         $    645
   Short-term investments                          4,427            5,392
   Accounts receivable, less allowance of
       $24 in 1995 and $25 in 1994                 1,276            1,405
   Inventories                                     1,439            1,395
   Other current assets                              828              626
                                                 -------          -------
     Total current assets                          9,105            9,463

Equipment and leasehold improvements-net             750              933
Other assets                                         951              995
                                                 -------          -------
   Total Assets                                 $ 10,806         $ 11,391
                                                 =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of capitalized
      lease obligations                         $     37         $     82
   Accounts payable and accrued expenses           1,507            1,756
   Employee compensation                             216              333
                                                 -------          -------
      Total current liabilities                    1,760            2,171
                                                 -------          -------
Long-term liabilities:
   Capitalized lease obligations, less
     current maturities                                3               10
   Obligations under lease commitments               294              418
                                                 -------          -------
       Total long-term liabilities                   297              428
                                                 -------          -------
Stockholders' equity                               8,749            8,792
                                                 -------          -------
   Total Liabilities and Stockholders' Equity   $ 10,806         $ 11,391
                                                 =======          =======

The accompanying notes are an integral part of these consolidated condensed financial statements.



                        ICOT CORPORATION
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (In thousands)

                                                        Six Months Ended
                                                   --------------------------
                                                   January 28,    January 29,
                                                         1995           1994
                                                   -----------    -----------
Cash flows from operating activities
    Net income                                       $    519        $   169
    Adjustments to reconcile net income to net
     cash provided by (used for) operating
      activities:
         Depreciation and amortization                    239            207
         Retirement of capital equipment                    1             16
         Decrease (increase) in accounts receivable       129          (348)
         Increase in inventories                         (44)          (880)
         Decrease (increase) in other assets            (202)            132
         Increase (decrease) in accounts payable,
          accrued expenses and employee
           compensation                                 (366)            624
        Decrease in other liabilities                   (124)          (176)
                                                       ------         ------
           Total adjustments                            (367)          (425)
                                                       ------         ------
        Net cash provided by (used for) operating
        activities                                        152          (256)
                                                       ------         ------
Cash flows from investing activities:
     Purchase of short-term investments               (3,437)        (6,633)
     Liquidation of held-to-maturity investments        4,402          1,793
     Capital expenditures                                (13)           (20)
     Capitalized software development costs                 -          (265)
                                                       ------         ------
        Net cash provided by (used for) investing
        activities                                        952        (5,125)
                                                       ------         ------

Cash flows from financing activities:
     Payment of lease obligations                        (52)           (51)
     Repurchase of common stock                         (564)          (947)
     Proceeds from exercise of stock options                2             33
                                                       ------         ------
        Net cash used for financing activities          (614)          (965)
                                                       ------         ------

Net increase (decrease) in cash and cash equivalents      490        (6,346)
Beginning balance-cash and cash equivalents               645          8,800
                                                      -------        -------
Ending balance-cash and cash equivalents              $ 1,135        $ 2,454
                                                      =======        =======
Supplemental disclosures of cash flow information:
    Cash paid during the period for interest          $     6        $    12
                                                      =======        =======

The accompanying notes are an integral part of these consolidated condensed financial statements.

                        ICOT CORPORATION
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         January 28, 1995
                           (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended July 30, 1994. The results for the period are not necessarily indicative of results for the full fiscal year.



Note B - Net Income Per Share

Net income per share is based on the weighted average number of shares outstanding of common stock and common stock equivalents
(when dilutive) using the treasury stock method.



Note C - Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and are comprised of the following:

                                         January 28, 1995    July 30, 1994
                                         ----------------    -------------

          Finished goods                     $        2        $      64
          Work in progress                        1,018              477
          Purchased and service parts               419              854
                                             ----------        ---------
                                             $    1,439        $   1,395
                                             ==========        =========

                        ICOT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                        January 28, 1995
                           (Unaudited)


Note D - Adoption of SFAS No. 115

The  Company  adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" as of July 31, 1994. SFAS No. 115 establishes standards for financial accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities.

Each investment is classified into one of three categories: held-
to-maturity,    available-for-sale   and   trading    securities.
Investments which the Company has the intent and ability to hold until maturity are classified as held-to-maturity securities and
are   reported   at  amortized  cost.   Trading  securities   are
investments which are bought and held principally for the purpose of selling them in the near term and are reflected at fair value with unrealized gains and losses included in earnings. Available-for-sale securities represent all investments not classified as either held-to-maturity or trading and are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity.

The adoption of SFAS No. 115 did not have a material impact on the Company's financial statements.

Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

Results of Operations

Total net sales in the second quarter of fiscal 1995 increased 31% to $2,638,000 from sales of $2,012,000 in the second quarter of the prior fiscal year. For the first six months of fiscal 1995, net sales increased 44% to $5,701,000 compared to sales of $3,967,000 for the comparable fiscal 1994 six-month period. The increase for both the second quarter and first half of fiscal 1995 is a result of shipments to the Company's largest Original Equipment Manufacturer ("OEM") customer, International Business Machines ("IBM"), of products launched into the market in fiscal 1994. In addition, royalty revenues were realized in fiscal 1995 from another new product developed by the Company and released by IBM in July 1994.

Sales to IBM accounted for 81% of the Company's revenue in the second quarter and first half of fiscal 1995 compared with 64% for the comparable periods of fiscal 1994. These sales continue to account for a substantial portion of the Company's revenues and, consequently, the Company's business continues to be volatile due to its dependence on a dominant customer. Since IBM considers product sales and market data confidential, the Company has very little ability to forecast future demand. While IBM has the exclusive responsibility for marketing and selling of the products that ICOT develops, the Company's profitability can be significantly affected by IBM's success in the market place.

PC to Mainframe Connectivity sales of $508,000 and $1,110,000 in the second quarter and first six months of fiscal 1995 represent a decline of 30% and 23%, respectively, when compared with the same periods of the prior fiscal year. The Company is continuing its efforts to look for additional opportunities, principally OEM arrangements, to incorporate its technology into other marketed products. It has sought to form alliances with companies that have established market positions but are lacking in data communication solutions. To date, the Company's efforts have not resulted in any definitive arrangements.

Gross margins as a percent of sales were 45% in the second quarter and 44% for the first six months of fiscal 1995 compared with 54% and 50% for the same periods of fiscal 1994. The decrease in margins was primarily attributable to product mix resulting from shipment of new products in the current fiscal year. Amortization of capitalized software costs charged to cost of sales were $23,000 and $44,000 in the second quarter and first six months of fiscal 1995, respectively. There was no amortization expense in the comparable periods of the prior fiscal year.

Net research and development expenses increased 11% to $421,000 in the second quarter and 19% to $928,000 in the first six months of fiscal 1995 when compared to the same periods of fiscal 1994. Research and development expenses are net of software development costs capitalized in accordance with Statement of Financial Accounting Standards No. 86 ("SFAS 86") and of funded development costs. During fiscal 1995 there were no capitalized software development costs, resulting in higher expenses for the current period. Software development costs capitalized in the second quarter and six-month period of the prior fiscal year were $115,000 and $265,000 , respectively. Funded development costs in the second quarter and six-month period of fiscal 1995 were $153,000 and $248,000 compared with $146,000 and $299,000, respectively, of fiscal 1994. The Company believes that research and development is a key element in its ability to compete and will continue to make investments in product development and its support of product reliability.

Marketing and sales expenses in the second quarter of fiscal 1995 decreased by $36,000 or 14% from the comparable quarter of fiscal 1994. Expenses were higher by $62,000 or 14% for the six-month period of the current fiscal year when compared to last fiscal year due to the Company's participation in trade shows and sales promotion related to the PC-Connectivity business and the hiring of additional inside sales personnel.

General and administrative expenses decreased by $84,000 or 22% in the second quarter and $44,000 or 7% for the six months of fiscal 1995 when compared with the same periods of prior fiscal year. Lower occupancy costs, combined with reduced legal, audit and professional fees, contributed to favorable spending levels.

Interest income increased to $63,000 in the second quarter and $125,000 for the six months of fiscal 1995 when compared with the same periods of fiscal 1994. This increase is primarily due to higher interest yields on short-term investments.

The provision for income taxes in the second quarter and six-month period of fiscal 1995 were $16,000 and $27,000 compared to $10,000 for the second quater and six-month period of fiscal 1994. This provision was a result of net operating profit after benefit of Federal net operating loss carry forwards.

Liquidity and Capital Resources

The Company had cash and short term investments of $5,562,000 as of January 28, 1995, compared to $6,037,000 as of July 30, 1994.

Cash provided by operating activities of $152,000 resulted primarily from improved net operating profit realized in the first half of fiscal 1995, offset by a decrease in accrued expenses.

Cash provided by investing activities of $952,000 related primarily to the liquidation of $4,402,000 of short-term investments upon their maturity, offset by the purchase of $3,437,000 of short-term investments. There were no capitalized software costs in the current fiscal year. In the same period of fiscal 1994, however, $265,000 was used for capitalization of internal software development costs.

Cash used for financing activities in fiscal 1995 of $614,000 was primarily due to the Company's repurchase of 537,347 shares of its own common stock for $564,000 and payments of capital lease equipment obligations of $52,000, offset by proceeds from the exercise of stock options of $2,000. In September 1994 the Company's Board of Directors approved an additional repurchase of 1,500,000 shares of its common stock. These purchases are to be made from time to time in the open market.

Currently, the Company does not have a bank line of credit. Establishment of a credit line renewal is subject to the Company's review of its cash requirements. The Company believes that its current cash and short-term investments will be sufficient to meet its cash requirements for the fiscal year. The Company's ability to satisfy its cash requirements beyond its current cash balances is subject to uncertainties in generating cash flow from improved operating margins.

The  Company had no material commitments for capital expenditures
as  of   January 28, 1995.  It is the Company's policy to monitor
the state of its business, cash requirements, and capital structure.

PART II.  OTHER INFORMATION



Item 6.      Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the fiscal quarter ended
January 28, 1995.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     ICOT CORPORATION
                                     ----------------
                                       (Registrant)



Dated:  March 9, 1995         /S/     AAMER LATIF
                              --------------------------
                              Aamer Latif
                              Director, President,
                              Chief Executive Officer and
                              Chief Financial Officer


Dated:  March 9, 1995         /S/     TERRY MEDEL
                              ------------------------------------
                              Terry Medel
                              Controller, Treasurer, Secretary and
                              Chief Accounting Officer