Form 10-Q/A
period 1995-01-28
ICOT CORPORATION
filed 1995-05-01
CIK 65745

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549


                           FORM  10-Q/A

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

                            FORM 10-Q/A
                            Contents


PART I.   FINANCIAL INFORMATION

AMENDMENT #1
PURPOSE OF THIS STATEMENT IS TO INCLUDE FINANCIAL STATEMENT

REVISED EXHIBIT-INDEX

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     ICOT CORPORATION
                                     ----------------
                                       (Registrant)



Dated:  April 28, 1995        /S/     AAMER LATIF
                              --------------------------
                              Aamer Latif
                              Director, President,
                              Chief Executive Officer and
                              Chief Financial Officer


Dated:  April 28, 1995        /S/     TERRY MEDEL
                              ------------------------------------
                              Terry Medel
                              Controller, Treasurer, Secretary and
                              Chief Accounting Officer