Form 10-Q
period 1995-04-29
ICOT CORPORATION
filed 1995-06-12
CIK 65745

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549


                           FORM  10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended................April 29,1995.............

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

                    YES  X                       NO

Number of shares outstanding of each of the issuer's classes of common stock:
As  of  June 9, 1995 11,487,827 shares of Registrant's Common
Stock were outstanding.

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



               Signatures

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

                        ICOT CORPORATION
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)
            (In thousands, except per share amounts)

                                Three Months Ended     Nine Months Ended
                             ----------------------- -----------------------
                               April 29,   April 30,   April 29,   April 30,
                                   1995        1994        1995        1994
                             ----------- ----------- ----------- -----------

Net sales                        $3,036      $1,870      $8,737      $5,837
Cost of sales                     1,867         982       5,061       2,959
                                  -----       -----       -----       -----
   Gross margin                   1,169         888       3,676       2,878

Operating expenses:
   Research and development         353         297       1,281       1,078
   Marketing and sales              239         200         760         659
   General and administrative       184         274         815         949
                                  -----       -----       -----       -----
         Total operating expenses   776         771       2,856       2,686

          Income from operations    393         117         820         192

Other income (expense):
   Interest income                   72          56         198         173
   Interest expense                 (1)         (4)         (7)        (17)
                                  -----       -----       -----       -----
         Total other income          71          52         191         156

       Income before income taxes   464         169       1,011         348

Provision for income taxes           23          12          51          22
                                  -----       -----       -----       -----
         Net Income              $  441      $  157      $  960      $  326
                                 ======      ======      ======      ======
         Net Income Per Share    $ 0.04      $ 0.01      $ 0.08      $ 0.03
                                 ======      ======      ======      ======

Weighted Average Number of
Common Shares and Common
Share Equivalents                11,454      12,183      11,595      12,428
                                 ======      ======      ======      ======

The accompanying notes are an integral part of these consolidated condensed financial statements.

                        ICOT CORPORATION
              CONSOLIDATED CONDENSED BALANCE SHEETS
                         (In thousands)



                                               April 29,         July 30,
                                                   1995             1994
                                             (Unaudited)
                                             -----------         --------
ASSETS
Current assets:
   Cash and cash equivalents                    $    921         $    645
   Short-term investments                          4,369            5,392
   Accounts receivable, less allowance of
       $21 in 1995 and $25 in 1994                 1,628            1,405
   Inventories                                     1,061            1,395
   Advances to Amati                                 550               --
   Other current assets                              987              626
                                                 -------          -------
     Total current assets                          9,516            9,463

Equipment and leasehold improvements-net             661              933
Other assets                                         553              995
                                                 -------          -------
   Total Assets                                 $ 10,730         $ 11,391
                                                 =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of capitalized
      lease obligations                         $     15         $     82
   Accounts payable and accrued expenses             961            1,756
   Employee compensation                             268              333
                                                 -------          -------
      Total current liabilities                    1,244            2,171
                                                 -------          -------
Long-term liabilities:
   Capitalized lease obligations, less
     current maturities                                1               10
   Obligations under lease commitments               294              418
                                                 -------          -------
       Total long-term liabilities                   295              428
                                                 -------          -------
Stockholders' equity                               9,191            8,792
                                                 -------          -------
   Total Liabilities and Stockholders' Equity   $ 10,730         $ 11,391
                                                 =======          =======

The accompanying notes are an integral part of these consolidated condensed financial statements.



                        ICOT CORPORATION
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (In thousands)

                                                       Nine Months Ended
                                                   --------------------------
                                                     April 29,      April 30,
                                                         1995           1994
                                                   -----------    -----------
Cash flows from operating activities
    Net income                                       $    960        $   326
    Adjustments to reconcile net income to net
     cash provided by (used for) operating
      activities:
         Depreciation and amortization                    539            316
         Retirement of capital equipment                   43             57
         Increase in accounts receivable                (223)          (290)
         Decrease (increase) in inventories               334        (1,216)
         Decrease (increase) in other assets            (361)            119
         Increase (decrease) in accounts payable,
          accrued expenses and employee
           compensation                                 (667)          (111)
        Decrease in other liabilities                   (124)          (339)
                                                       ------         ------
        Net cash provided by (used for) operating
        activities                                        501        (1,138)
                                                       ------         ------
Cash flows from investing activities:
     Advances to Amati                                  (550)              -
     Purchase of short-term investments               (5,862)        (5,432)
     Liquidation of held-to-maturity investments        6,885          1,793
     Capital expenditures                                (61)           (77)
     Capitalized software development costs                 -          (390)
                                                       ------         ------
        Net cash provided by (used for) investing
        activities                                        412        (4,106)
                                                       ------         ------

Cash flows from financing activities:
     Payment of lease obligations                        (76)           (78)
     Repurchase of common stock                         (563)          (947)
     Proceeds from exercise of stock options                2             65
                                                       ------         ------
        Net cash used for financing activities          (637)          (960)
                                                       ------         ------

Net increase (decrease) in cash and cash equivalents      276        (6,204)
Beginning balance-cash and cash equivalents               645          8,800
                                                      -------        -------
Ending balance-cash and cash equivalents              $   921        $ 2,596
                                                      =======        =======
Supplemental disclosures of cash flow information:
    Cash paid during the period for interest          $     7        $    17
                                                      =======        =======

The accompanying notes are an integral part of these consolidated condensed financial statements.

                        ICOT CORPORATION
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           April 29, 1995
                           (Unaudited)


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



Note C - Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and are comprised of the following:

                                           April 29, 1995    July 30, 1994
                                         ----------------    -------------

          Finished goods                     $        2        $      64
          Work in progress                          632              477
          Purchased and service parts               427              854
                                             ----------        ---------
                                             $    1,061        $   1,395
                                             ==========        =========

                        ICOT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                         April 28, 1995
                           (Unaudited)


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


Note E - Litigation

In November 1993, an action was brought against the Company for damages related to the use of the Company's products. The plaintiff filed a suit claiming repetitive stress injuries resulting from the use of the Company's product in the course of employment with American Airlines from the period May 1981 through July 1991. The plaintiff alleges damages in the amount of $1 million and punitive damages of $10 million. The Company believes that the claim is without merit and has tendered defense of this action to its insurance carriers. In the opinion of managment, the outcome of this litigation will not have a material adverse effect on the Company's finacial position or its results of operations. The Company is not involved in any other substantial litigation.

Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

Results of Operations

Total net sales in the third quarter of fiscal 1995 increased 62% to $3,036,000 from sales of $1,870,000 in the third quarter of the prior fiscal year. For the first nine months of fiscal 1995, net sales increased 50% to $8,737,000 compared to sales of $5,837,000 for the comparable fiscal 1994 nine-month period. The increase for both the third quarter and nine months of fiscal 1995 is a result of shipments to the Company's largest Original Equipment Manufacturer ("OEM") customer, International Business Machines ("IBM"), of LAN products launched into the market in late fiscal 1994. In addition, royalty revenues were realized in fiscal 1995 from another new product developed by the Company and released by IBM in July 1994.

Sales to IBM accounted for 81% of the Company's revenue in both the third quarter and nine months of fiscal 1995 compared with 60%
and 63% respectively, for the comparable periods of fiscal 1994. Sales to IBM continue to account for a substantial portion of the Company's revenues and, consequently, the Company's business continues to be volatile due to its dependence on a dominant customer. Since IBM considers product sales and market data confidential, the Company has very little ability to forecast future demand.
Because IBM has the exclusive responsibility for marketing and selling of the products that ICOT develops for IBM, the Company's profitability can be significantly affected by IBM's success in the market place.

PC  to Mainframe Connectivity sales of $532,000 and $1,642,000 in
the third   quarter and the nine  months of fiscal 1995 represent
a decrease of 29% and 25%, respectively, when compared with the same periods of the prior fiscal year due to reduce royalties recieved from an OEM customer and a general decline in the Company's connectivity market share.

Gross margins as a percent of sales were 39% in the third quarter and 42% for the nine months of fiscal 1995 compared
with  47%  and  49%  for the same periods of  fiscal  1994.   The
decrease in margins was primarily attributable to product mix resulting from shipment of new products in the current fiscal year. Amortization of capitalized software costs charged to cost of sales were $205,000 and $249,000 in the third quarter and nine
months  of  fiscal  1995,  respectively.   There was no amortization
expense  in the comparable  periods  of  the  prior fiscal year.

Net research and development expenses increased 19% to $353,000 in the third quarter and 19% to $1,281,000 in the nine months of fiscal 1995 when compared to the same periods of fiscal 1994. Research and development expenses are net of software development costs capitalized in accordance with Statement of Financial Accounting Standards No. 86 ("SFAS 86") and of funded development
costs.   During  fiscal  1995 there was no capitalization of
software development costs, resulting in higher expenses for the current period. Software development costs capitalized in the third quarter and nine-month period of the prior fiscal year were $125,000 and $390,000 , respectively. Funded development costs in the third quarter and nine-month period of fiscal 1995 were $222,000 and $470,000 compared with $96,000 and $395,000, respectively, for the comparable periods of fiscal 1994. The Company believes that research and development is a key element in its ability to compete and will continue to make investments in product development and its support of product reliability.

Marketing and sales expenses in the third quarter of fiscal 1995 decreased by $39,000 or 20% from the comparable quarter of fiscal 1994. Such expenses were higher by $101,000 or 15% for the nine-month period of the current fiscal year when compared to last fiscal year due to the Company's participation in trade shows and sales promotion related to the PC-Connectivity business and the hiring of additional inside sales personnel.

General and administrative expenses decreased by $90,000  or  33%
in the third quarter and $134,000 or 14% for the nine-month period of fiscal 1995 when compared with the same periods of prior fiscal year. Lower occupancy costs, combined with reduced legal, audit and professional fees, contributed to reduced spending levels.

Interest  income increased to $72,000 in the third   quarter  and
$198,000 for the nine months of fiscal 1995 when compared with the same periods of fiscal 1994. This increase is primarily due to higher interest yields on short-term investments.

The provision for income taxes in the third quarter and nine-month period of fiscal 1995 were $23,000 and $51,000 compared to $12,000 and $22,000 for the comparable periods of 1994. This provision was a result of net operating profit after benefit of Federal net operating loss carry forwards.

Liquidity and Capital Resources

The Company had cash and short term investments of $5,290,000 as of April 29, 1995, compared to $6,037,000 as of July 30, 1994. Such amount was subsequently reduced, primarily as a result of loans to Amati. See "Acquisition of Amati".

Cash provided by operating activities of $501,000 resulted primarily from $960,000 net operating profit realized in fiscal
1995, offset by a  decrease  in  accrued expenses of $667,000.

Cash provided by investing activities of $412,000 related primarily to the liquidation of $6,885,000 of short-term investments upon their maturity, offset by the purchase of $5,862,000 of short-term investments. As of April 29, 1995 the Company has advanced to Amati $550,000 of working capital loans under a senior promissory note which is secured by Amati's proprietary technology, bearing interest at 7.91% per annum and are due on March 21, 1996.

Cash used for financing activities in fiscal 1995 of $637,000 was primarily due to the Company's repurchase of 537,347 shares of its own common stock for $563,000 and payments of capital lease obligations of $76,000, offset by proceeds from the exercise of stock options of $2,000. These stock repurchases have been discontinued and the Company does not expect to continue to repurchase any additional common stock.

Currently, the Company does not have a bank line of credit. Establishment of a credit line renewal is underway following a review of cash requirements for the combined business operations of ICOT and Amati. The Company anticipates that its available cash reserves and funds from improved operating margins, collaborative research and devolopment agreements, licensing agreements and investment income should be adequate to satisfy cash requirements of the combine business entity into the first half of fiscal 1996 under currently projected revenues and planned levels of spending. The Company's future capital requirements will depend on many factors, including sales levels, progress in its research and development programs, the establishment of collaborative agreements, cost of manufacturing and commercialization activities and the demand for the Company's products, if and when developed.

The  Company had no material commitments for capital expenditures
as  of   April 29, 1995.  It is the Company's policy to monitor
the state of its business, cash requirements, and capital structure.

Acquistion of Amati

On May 15,1995 the Company signed a definitive agreement to merge with Amati Communications Corporation, a privately held Mountain View, California based company, subject to the approval of the shareholders of both companies and registration of the ICOT shares to be issued in the merger. Amati is a devolopment stage company that develops advanced transmission systems utilizing Discrete Multi-tone ("DMT") technology to provide high speed transmission over copper and cable media. The merger is expected to be completed in approximately three months. Under the terms of the agreement, after the merger, the shareholders, and warrant and option holders of Amati will aquire shares, warrants and options totaling 45% of the fully diluted shares of ICOT. Because Amati is a development stage company, the combination will have an adverse effect on the combined company's financial position and results of operations in the forseeable future. However, the combination with Amati is expected to provide ICOT with a leading edge technology in an emerging market of significant potential.

Pursuant to the definitive agreement with Amati Communications Corporation, the Company agreed to loan $3,400,000 under Senior Secured Promissory Notes. As of June 8, 1995 the outstanding aggregate principal amount advanced to Amati is $2,433,000.

PART II.  OTHER INFORMATION



Item 6.      Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the fiscal quarter ended April 29, 1995.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     ICOT CORPORATION
                                     ----------------
                                       (Registrant)



Dated:  June 9, 1995          /S/     AAMER LATIF
                              --------------------------
                              Aamer Latif
                              Director, President,
                              Chief Executive Officer and
                              Chief Financial Officer


Dated:  June 9, 1995          /S/     TERRY MEDEL
                              ------------------------------------
                              Terry Medel
                              Controller, Treasurer, Secretary and
                              Chief Accounting Officer