Form 10-K405
period 1995-07-29
ICOT CORPORATION
filed 1995-10-27
CIK 65745

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED JULY 29, 1995
                                       OR
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ____ TO ____

                           COMMISSION FILE NUMBER 0-4187
                            ------------------------
                                ICOT CORPORATION
             (Exact name of registrant as specified in its charter)

                 DELAWARE                         94-1675494
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)         Identification No.)
3801 ZANKER ROAD P.O. BOX 5143, SAN JOSE,         95150-5143
                    CA
          (Address of principal                   (Zip Code)
            executive offices)

       Registrant's telephone number, including area code: (408) 433-3300

Securities registered pursuant to Section 12(b) of the Act:

                                                NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                     ON WHICH REGISTERED
--------------------------------------  --------------------------------------
                                     NONE

Securities registered pursuant to Section 12(g) of the Act:

                                TITLE OF CLASS
------------------------------------------------------------------------------
                         COMMON STOCK, $.20 Par Value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/

    The approximate aggregate market value of the registrant's common stock held by non-affiliates on October 20, 1995 (based upon the closing sales price of such stock as reported in the National Market by NASDAQ as of such date) was $45,242,258.

    As of October 20 1995, 12,064,602 shares of Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain  sections  of  the   Proxy  Statement/Prospectus  included  in   the
Registrant's Amendment No. 3 to Form S-4 Registration Statement (File No. 33-62023) are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                ICOT CORPORATION
                          1995 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                              PART I

Item 1.    Business.....................................................................          1
Item 2.    Properties...................................................................          4
Item 3.    Legal Proceedings............................................................          4
Item 4.    Submission of Matters to a Vote of Security Holders..........................          5

                                              PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters........          5
Item 6.    Selected Financial Data......................................................          5
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
            Operations..................................................................          5
Item 8.    Financial Statements and Supplementary Data..................................         10
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure..................................................................         23

                                             PART III

Item 10.   Directors and Executive Officers of the Registrant...........................         23
Item 11.   Executive Compensation.......................................................         24
Item 12.   Security Ownership of Certain Beneficial Owners and Management...............         25
Item 13.   Certain Relationships and Related Transactions...............................         25

                                              PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..............         26
SIGNATURES..............................................................................         30

                                     PART I

ITEM 1.  BUSINESS

    ICOT Corporation (the "Company") operates a one-segment business for which it develops, manufactures, markets and services network connectivity products for sales primarily to Original Equipment Manufacturers ("OEM"). These products are used primarily in two applications:

    - International Business Machines Corporation ("IBM") compatible personal computers ("PC") to IBM mainframe connectivity applications in Local Area Networks ("LAN")s.

    - Bridge products for interconnecting Token-Ring LANs, Token-Ring and Ethernet LANs, and Token-Ring LANs over Wide Area Networks ("WAN").

    The Company was incorporated under the laws of the state of Delaware in 1968 as Microform Data Systems, Inc. and changed its name to ICOT Corporation in 1980. The Company's principal offices are at 3801 Zanker Road, P.O. Box 5143, San Jose, California 95150, and its telephone number is (408) 433-3300.

PRODUCTS

    The Company's products are mainly used by large companies with mainframes and significant PC network applications such as insurance, transportation, financial service, manufacturing, banking and brokerage companies.

    The Company's PC to Mainframe Connectivity products consist of 3270 emulation products which are Disk Operating System ("DOS") and Microsoft Windows based software and microcomputer boards (with extensive firmware) that reside in an IBM or IBM compatible PC, and enable the PC to communicate, access and transfer data through Systems Network Architecture ("SNA") to IBM or IBM compatible mainframes. The Company sells single user and LAN gateway versions of all its products. LAN gateways allow multiple PC users, attached directly to Token-Ring, Ethernet and other LANs, to access SNA networks through one shared link.

    The Company markets its PC to Mainframe Connectivity products to selected niche markets: OEMs, Application Program Interface ("API") and strategic end-user market segments of the Windows and DOS Connectivity markets. The Company's connectivity market share and revenues have been declining over the past three years and are expected to continue to decline.

    During the past several years, the Company has undertaken several projects where it has designed, developed and manufactured custom communications products for IBM. Pursuant to its principal agreement with IBM, the Company furnishes engineering, manufacturing, and assembly services for the manufacture of LAN bridge products in accordance with IBM specifications, and upon receipt of purchase orders for the products. The LAN bridge products were upgraded during fiscal 1994 and shipping of the new family of LAN bridge products commenced in January 1994. The new family of products, while priced lower, has more features and options, and offers significantly higher performance than the earlier bridge products. The principal agreement with IBM, amended in December 1993, has been extended until December 1996.

    Under the terms of a second agreement, the Company provides development and support services to IBM for a custom product. IBM launched this product in the United States and Canada in July 1994. The product is currently being launched in a number of European and Asian countries. In fiscal 1995, the Company received royalty payments from IBM on sales of this product to end-customers.

    Fiscal 1995 sales to IBM accounted for approximately 83% of the Company's revenues. Since IBM considers product sales and market data confidential, the company has very little ability to anticipate future demands. The Company is highly dependent on sales to IBM and expects that quarterly and annual results could be volatile due to its dependence on this dominant customer. IBM may terminate its agreements with the Company upon 30 days' notice without a significant penalty. Upon termination of the agreements, the Company has continuing obligations to provide certain products and technical support for a period of years, at a price then to be negotiated.

SERVICE

    In the network connectivity business, the Company offers a 90-day warranty and post-warranty support programs. Hardware products are typically serviced on a factory repair basis. Software support is usually handled by phone consultation or, less often, by an on-site visit by a systems engineer.

MANUFACTURING

    The Company's products are assembled at its San Jose, California facility, where test, quality assurance and material control activities are performed. The Company has the capacity to increase its output without further expansion of its physical plant and warehousing facilities.

    Electronic and mechanical components, subassemblies and supplies are bought from many independent suppliers. Although most components, subassemblies and supplies are bought from single vendors, management believes that, with a few exceptions, at least one alternative source of supply is available at comparable cost for each component in its product lines. A few components are consigned by IBM and there is no alternative source of supply for these components.

MARKETING

    In the PC to Mainframe Connectivity market, the Company sells to end-users, independent software vendors, OEMs, and through a small network of resellers. Export sales in fiscal 1993, 1994 and 1995 represent 1%, 2% and 1%, respectively, of total net sales. Export sales are shipments to locations outside the United States, primarily Western Europe and Canada. These sales are subject to certain controls and restrictions, but the Company has not experienced any material difficulties related to these sales.

BACKLOG

    As of the end of fiscal 1994 and 1995, the Company's backlog was approximately $2,601,000 and $3,358,000, respectively. Of the July 29, 1995 backlog, $3,311,000 consists of orders from IBM and $47,000 of orders for PC-Connectivity products. The Company anticipates that all of its current backlog will be filled within the 1996 fiscal year.

RESEARCH AND DEVELOPMENT

    Net research and development expenses totaled $2,533,000 (21% of net sales) in fiscal 1993, $1,429,000 (17% of net sales) in fiscal 1994, and $1,595,000
(13% of net sales) in fiscal 1995. These amounts are net of software development costs capitalized in accordance with SFAS No. 86 and of funded development costs. In fiscal 1993 and 1994, capitalized software development costs totaled $733,000 and $455,000, respectively. There was no capitalization of software development costs in 1995. The amount of funded development costs totaled $903,000, $549,000, and $637,000, respectively, for fiscal 1993, 1994 and 1995.
The amortization of capitalized software development costs charged to cost of sales in fiscal 1993 and 1995 were $692,000 and $310,000, respectively. In fiscal 1994, there was no amortization of capitalized software development costs because there were no capitalized software projects available for general release.

    In the fourth quarter of fiscal 1993, capitalized software development costs associated with the Company's PC-Connectivity products of $1,454,000 were written off as part of its restructuring program, as further discussed in Notes 1 and 2 of Notes to Consolidated Financial Statements. As of July 30, 1994 and July 29, 1995, there were no unamortized capitalized software development costs related to the PC to Mainframe Connectivity business included in the Company's Consolidated Balance Sheets.

    The Company had 12 full-time employees engaged in research and development activities as of July 29, 1995. Its research and development efforts are expended on the enhancement of existing products and for the development of new products in order to meet rapidly changing customer requirements.

    Significant expenditures include the following:

    - Adaptation/portation/new code generation for new operating systems at the PC and network operating system level.

    - Development of OEM products to customer specifications.

    - Improved reliability of existing products through extensive in-house testing of products. The Company has a full in-house test facility including a mainframe with extensive testing software, multiple LANs with multiple PCs, local attach, token ring attach, and remote dial-in capability, a mainframe emulator, protocol analyzers, IBM controllers, terminals and printers and many other test tools which it uses to simulate customers' complex multivendor, multiproduct environments.

    The Company believes that research and development is a key element in its ability to compete in the PC to Mainframe Connectivity and OEM markets and will, accordingly, continue to make investments in new product development and maintenance of product reliability.

COMPETITION

    The PC to Mainframe Connectivity market is highly competitive and is characterized by rapid advances in technology which frequently result in the introduction of new products with improved performance characteristics, thereby subjecting the Company's products to the risk of technological obsolescence. The Company's ability to compete is dependent on several factors, including: reliability, product performance, quality, features, distribution channels, name awareness, customer support, product development capabilities, and the ability to meet delivery schedules. It competes, directly or indirectly, with a broad range of companies, many of whom have significantly greater financial and other resources. In addition, the Company is only competing for a limited and declining segment of the PC-Connectivity market, which is in itself declining.

    Many companies compete in the PC to Mainframe Connectivity market, including IBM, Attachmate Corporation, Eicon Group, Inc., Network Software Associates Inc., Wall Data Incorporated, and Novell Inc. Products and policies of these companies can adversely affect the Company's competitive position. A large number of the Company's products interact with IBM equipment and support IBM protocols. Thus, the development of new protocols, equipment or communications systems by IBM could adversely affect its PC to Mainframe Connectivity competitiveness.

PATENTS, TRADEMARKS AND LICENSES

    The Company principally relies on its technological and engineering resources to develop its business in an industry where technology changes very fast. It does, however, consider the use of trademarks, copyrights and license agreements as a means to protect its proprietary technology and, therefore, it intends to seek and maintain protection where appropriate.

    The Company holds one United States patent expiring in the year 2000 and one Canadian patent expiring in the year 2001. These patents cover an apparatus for interconnecting data communications and data terminal equipment which is no longer an integral part of its product architecture. It also has several trademark registrations, including "ICOT" and "OmniPATH" and has copyrights in its software and related documentation, including product manuals.

    The Company is a licensee under three OEM software source code licenses that are used in connection with the development, maintenance, enhancement, and support of various PC to Mainframe Connectivity products. These licenses pertain to peripheral products which the Company remarkets to complement or add features to its core product line. The loss of any one license would not have a material effect on revenues. At least one, and usually several, alternative sources are available for the equivalent technology represented by these licenses.

EMPLOYEES

    As of July 29, 1995, the Company had 34 full-time employees, of whom 11 were engaged in manufacturing, 12 were engaged in research and development, 2 were engaged in marketing and sales and 9 held general and administrative positions. All employees are based in the United States. None of its employees is subject to a collective bargaining agreement, and there have been no work stoppages due to labor difficulties. The Company believes that its employee relations are satisfactory.

ITEM 2.  PROPERTIES

    The Company's headquarters and manufacturing facility is located in San Jose, California. In May 1994, a mutual release of the rental obligation expiring on December 1, 1995 was executed for this two-story building consisting of approximately 47,500 square feet. Concurrently, a new lease was signed for only a single-story premise of approximately 23,300 square feet of this building. This new lease expires on July 23, 1999.

    The leased facility located at Meadow Vista, California, consisting of approximately 3,000 square feet, is used for research and development. The lease on this building expires on February 29, 1996.

    In addition, the Company has a lease for approximately 21,000 square feet of space in Natick, Massachusetts. This lease was assumed in connection with an acquisition in January 1988 and expires on December 31, 1995. This space is no longer being used by the Company and related rent and operating cost obligations net of future sublease income are fully reserved through the end of the lease period. As of July 29, 1995, all of the excess space at this facility was subleased for the remaining term of the lease.

    The Company's wholly-owned subsidiary, ICOT International Limited, now dormant, leases approximately a 6,400 square foot building located in Wokingham, England. During the fourth quarter of fiscal 1993, in line with the Company's restructuring of its PC to Mainframe Connectivity business, ICOT International Limited closed its operations in the United Kingdom. The lease on this facility expires on September 29, 2010. During the fiscal year, the Company subleased this facility through September 1997. Income from this sublease is less than its rental obligation. The Company has recorded a liability of $294,000 to cover partial rental obligations related to this facility net of anticipated future sublease income.

    The Company believes that its current facilities are adequate to conduct current operations, and that its facilities are adequate for the operations of the Company.

ITEM 3.  LEGAL PROCEEDINGS

    In November 1993, an action was brought against the Company for damages related to the use of the Company's products. The plaintiff filed a suit claiming repetitive stress injuries resulting from the use of the Company's product in the course of employment with American Airlines from the period May 1981 through July 1991. The plaintiff alleges damages in the amount of $1 million and punitive damages of $10 million. The Company believes that the claim is without merit and has tendered defense of this action to its insurance carriers. In the opinion of management, the outcome of this litigation will not have a material adverse effect on its financial position or its results of operations. The Company is not involved in any other litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company has one class of stock outstanding, its common stock, which has a par value of $.20 per share.

    The Company's common stock is traded on the Nasdaq National Market under the symbol "ICOT". The following table sets forth the range of high and low sales prices for the periods indicated, as reported by the Nasdaq National Market. These prices do not include retail markups, markdowns, or commissions.

FISCAL 1995                                                                      LOW       HIGH
----------------------------------------------------------------------------  ---------  ---------
First Quarter...............................................................  $    0.88  $    1.25
Second Quarter..............................................................       0.63       1.06
Third Quarter...............................................................       0.69       1.56
Fourth Quarter..............................................................       1.13       3.38


FISCAL 1994                                                                      LOW       HIGH
----------------------------------------------------------------------------  ---------  ---------
First Quarter...............................................................  $    0.94  $    1.38
Second Quarter..............................................................       1.06       1.50
Third Quarter...............................................................       1.13       2.13
Fourth Quarter..............................................................       0.75       1.38

    On July 29, 1995, the Company had approximately 1,775 stockholders of record. The Company has not paid cash dividends on its common stock and its present policy is not to do so.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected historical financial data has been derived from the Company's audited consolidated financial statements. The historical financial data should be read in conjunction with the Company's consolidated financial statements and notes thereto.

                                                                              YEARS ENDED
                                                         -----------------------------------------------------
                                                         JULY 27,   JULY 25,   JULY 31,   JULY 30,   JULY 29,
                                                           1991       1992       1993       1994       1995
                                                         ---------  ---------  ---------  ---------  ---------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
SELECTED STATEMENT OF OPERATIONS DATA:
  Net Sales............................................  $  15,630  $  26,324  $  12,307  $   8,236  $  12,040
  Income (loss) before provision for income taxes......  $    (660) $   3,398  $  (5,963) $     530  $   1,933
  Provision for income taxes...........................                   265     --             27         97
                                                         ---------  ---------  ---------  ---------  ---------
  Net income (loss)....................................  $    (660) $   3,133  $  (5,963) $     503  $   1,836
                                                         ---------  ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------  ---------
  Net income (loss) per share..........................  $    (.05) $     .23  $    (.46) $     .04  $     .16
                                                         ---------  ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------  ---------

SELECTED BALANCE SHEET DATA:
  Current assets.......................................  $  16,985  $  17,695  $  11,188  $   9,463  $   7,793
  Current liabilities..................................      4,748      4,042      2,598      2,171      1,591
  Working capital......................................     12,237     13,653      8,590      7,292      6,202
  Total assets.........................................     18,997     21,101     12,936     11,391     12,111
  Long-term liabilities................................      2,132      1,566      1,099        428        294
  Stockholder's equity.................................     12,117     15,493      9,239      8,792     10,226

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    During fiscal 1993, the Company implemented a strategic restructuring program. To achieve a more focused product and marketing strategy, it decided to market its PC to Mainframe Connectivity products only to OEMs, API and strategic End User market segments of the Windows and DOS

Connectivity markets. As a result of this change in product and marketing strategy, the Company streamlined and downsized its operations by reducing its workforce, consolidating certain facilities, disposing of excess equipment and writing off capitalized software development costs. These costs are reflected in the Company's consolidated statements of operations as a restructuring charge in fiscal 1993 and are further discussed in Notes 1 and 2 of the Notes to Consolidated Financial Statements.

    On August 4, 1995, ICOT and Amati Communications Corporation ("Amati"), a privately held Mountain View, California based company, signed an amended agreement to merge, the "Merger Agreement", subject to the approval of the stockholders of both companies. Amati is a development stage company that develops telecommunication transmission products utilizing Discrete Multi-tone Technology to provide high speed digital video, voice and data transmission over unconditioned copper wire or coaxial cable. The merger is expected to be completed in November 1995. The terms of the merger agreement are further discussed in Note 11 of Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

    The following table sets forth certain financial data for the periods indicated as a percentage of net sales:

                                                                              JULY 31,     JULY 30,     JULY 29,
                                                                                1993         1994         1995
                                                                             -----------  -----------  -----------
Net Sales..................................................................         100%         100%         100%
Cost of Sales..............................................................          62           54           56
                                                                                  -----        -----        -----
  Gross margin.............................................................          38           46           44
Operating Expenses:
  Research and development.................................................          21           17           13
  Marketing and sales......................................................          27           11            7
  General and administrative...............................................          17           14           10
  Restructuring charge.....................................................          23       --           --
                                                                                  -----        -----        -----
    Total operating expenses...............................................          88           42           30
                                                                                  -----        -----        -----
  Income (loss) from operations............................................         (50)           4           14
Other Income...............................................................           2            2            2
                                                                                  -----        -----        -----
Income (loss) before provision for income taxes............................         (48)           6           16
  Provision for income taxes...............................................      --           --                1
                                                                                  -----        -----        -----
Net Income (Loss)..........................................................         (48)%          6%          15%
                                                                                  -----        -----        -----
                                                                                  -----        -----        -----

    FISCAL YEAR 1995 VS. FISCAL YEAR 1994

    Total net sales in fiscal 1995 increased 46% to $12,040,000 compared to sales of $8,236,000 in fiscal 1994. The increase is a result of shipments to the Company's largest OEM customer, IBM, of products introduced into the market in fiscal 1994. In addition, royalty revenues were recognized in fiscal 1995 from another new product developed by the Company and released by IBM in July 1994.

    Revenues from IBM accounted for 83% of the Company's revenue in fiscal 1995, compared with 65% in fiscal 1994, due to royalties and the introduction of new products. Sales to IBM are uncertain due to its transition to new products.
Shipments to IBM are determined only by IBM and can result in revenue fluctuations. IBM can cancel its agreement with the Company at any time without penalty upon 30 days' notice. IBM continues to account for a substantial portion of the Company's revenues and, consequently, its business continues to be volatile due to its dependence on a dominant customer. Because IBM has the exclusive responsibility for marketing and selling of the products that the Company develops for IBM, its profitability can be significantly affected by IBM's success in the marketplace.

    PC to Mainframe Connectivity sales of $2,109,000 in fiscal 1995 represent a decline of 26% from
$2,857,000, when compared with the same period of the prior fiscal year due to decreased royalties received from an OEM customer and to a general decline in the Company's connectivity market share.

    Gross margins as a percent of sales were 44% in fiscal 1995 compared with 46% for the same period of fiscal 1994. The decrease in margins was primarily attributable to product mix resulting from shipment of new products with lower margins in the current fiscal year. Amortization of capitalized software costs charged to cost of sales were $310,000 in fiscal 1995. There was no amortization expense in the comparable period of the prior fiscal year.

    Net research and development expenses increased to $1,595,000 (13% of sales) in fiscal 1995 compared to $1,429,000 (17% of sales) in fiscal 1994. Research and development expenses are net of software development costs capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 and of funded development costs. During fiscal 1995 there was no capitalization of software development costs, resulting in higher expenses for the year. Software development costs capitalized in the prior fiscal year were $455,000. Funded development costs for fiscal 1995 were $637,000 compared with $549,000 in the comparable period of fiscal 1994. The Company believes that research and development is a key element in its ability to compete and will continue to make investments in product development and its support of product reliability.

    Marketing and sales expenses decreased to $861,000 (7% of sales) in fiscal 1995 compared to $884,000 (11% of sales) in fiscal 1994, due to a reduction in sales staff and related office expenses.

    General and administrative expenses increased to $1,229,000 (10% of sales) in fiscal 1995 as compared to $1,177,000 (14% of sales) in fiscal 1994, with the addition of corporate planning and development personnel.

    Interest income increased to $301,000 in fiscal 1995 compared to $233,000 in the same period of fiscal 1994. This increase is primarily due to higher interest yields on short-term investments and likewise includes interest of $50,000 on secured promissory notes receivable from Amati.

    The provision for income taxes in fiscal 1995 was $97,000 compared to $27,000 in fiscal 1994. This provision was a result of net operating profit after benefit of Federal net operating loss carryforwards. Fiscal 1995 and 1994 tax provisions were required for Federal alternative minimum tax and California state taxes due to limitations on the use of California's loss carryforwards.

    FISCAL YEAR 1994 VS. FISCAL YEAR 1993

    Total net sales in fiscal 1994 decreased 33% to $8,236,000 from $12,307,000 in fiscal 1993. The sales decline resulted primarily from a decrease in shipments of OEM products to the Company's largest customer, IBM. Sales to IBM accounted for 65% of the Company's revenue in fiscal 1994 compared to 62% in fiscal 1993. Sales to IBM are uncertain due to its transition to new products. Shipments to IBM are determined only by IBM and can result in revenue fluctuations. IBM can cancel its agreement with the Company at any time without penalty upon 30 days' notice. In fiscal 1994, the Company completed the development of the next generation of LAN products which IBM launched into the market. In addition, IBM also released another new product in July 1994 which was developed by the Company. Future sales volumes are likely to fluctuate due to changes resulting from the development of new products and/or manufacturing agreements under contract with IBM.

    PC to Mainframe Connectivity sales in fiscal 1994 were $2,857,000 compared to sales of $4,632,000 in fiscal 1993. The prior fiscal year's sales included a single large order received in the second fiscal quarter.

    Gross margin as a percent of sales increased to 46% in fiscal 1994 from 38% in fiscal 1993. Improved margins were primarily attributable to product mix and favorable manufacturing variances that have resulted from downsizing of operations. Furthermore, since all capitalized software costs related to the PC Connectivity business of $1,454,000 were written off in the prior year in connection with the Company's restructuring, there was no amortization expense charged to cost of sales in the 1994 fiscal period. The amortization of these costs charged to costs of sales was $692,000 in fiscal 1993.

    Net research and development expense decreased to $1,429,000 (17% of sales) in fiscal 1994 from $2,533,000 (21% of sales) in fiscal 1993. The decrease in research and development costs resulted primarily from reduced staffing, consulting, recruiting and relocation expenses associated with the PC-Connectivity business which is now focused on a new market sub-segment. Research and development expenses are net of software development costs capitalized in accordance with SFAS No. 86 and of funded development costs. In fiscal 1994 and 1993, capitalized software costs totaled $455,000 and $733,000, respectively, and funded development costs totaled $549,000 and $903,000, respectively. During the 1994 fiscal year, there was no amortization of capitalized software development costs. In the fourth quarter of fiscal 1993, all capitalized software development costs associated with the Company's PC-Connectivity products of $1,454,000 were written off as part of its restructuring program, as further discussed in Notes 1 and 2 of the Notes to Consolidated Financial Statements.

    Marketing and sales expenses in fiscal 1994 decreased to $884,000 (11% of sales) from $3,365,000 (27% of sales) in fiscal 1993. Expenses were higher in fiscal 1993 due to a larger staff of marketing and sales personnel, the Company's participation at trade shows, media advertising and sales promotion for the OmniPATH for Windows product. The late fiscal 1993 restructuring of the Company's business resulted in significant reductions in marketing and sales expense levels.

    General and administrative expenses decreased to $1,177,000 (14% of sales) in fiscal 1994, from $2,137,000 (17% of sales) in fiscal 1993. Staff reductions, combined with reduced legal, audit and professional fees contributed to lower spending levels. In line with the change in business focus, $1,417,000 was included in the restructuring charge in fiscal 1993 to provide for employee termination costs, excess equipment and idle facilities, as further discussed in
Note 1 of the Notes to Consolidated Financial Statements.

    Interest income decreased in fiscal 1994 by $58,000 due to a lower investment base, offset by higher interest rates on short-term investments.

    The provision for income taxes in fiscal 1994 of $27,000 was the result of net operating profit after benefit of Federal net operating loss carryforwards. Fiscal 1994 tax provisions were required for Federal alternative minimum tax and California state taxes due to California's deferral of loss carryforwards. There was no provision for income taxes in fiscal 1993 due to losses incurred. In February 1992, the Financial Accounting Standards Board issued SFAS No. 109, "Accounting for Income Taxes." The Company adopted the provisions of SFAS No. 109 in fiscal year 1994. The adoption of SFAS No. 109 did not have a material impact on the prior year or current year financial statements.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had cash and short term investments of $3,491,000 as of July 29, 1995 compared to $6,037,000 as of July 30, 1994. The decrease was primarily a result of loans to Amati as discussed below.

    Cash provided by operating activities of $1,239,000 resulted primarily from $1,836,000 net operating profit realized during the year, offset by a decrease in accrued expenses and liabilities.

    Cash used for investing activities of $334,000 resulted primarily from the liquidation of $8,829,000 of short-term investments upon their maturity, offset by the purchase of $5,862,000 of short-term investments and $3,240,000 of acquisition costs and advances to Amati. There were no capitalized software costs in the current fiscal year. In fiscal 1994, $455,000 was used for capitalization of internal software development costs. The Company has no material commitments for capital expenditures.

    Cash used for financing activities in fiscal 1995 of $484,000 was primarily due to the Company's repurchase of 537,000 shares of its Common Stock for $564,000 and payments of capital lease equipment of $82,000, offset by proceeds from the exercise of stock options of $162,000. The stock repurchases have been discontinued and the Company does not expect to continue to repurchase any additional Common Stock.

    Currently, the Company does not have a bank line of credit. Establishment of a credit line is under way following a review of cash requirements for the combined business operations with Amati after the merger.

    Under the terms of the Merger Agreement with Amati, upon consummation of the merger on a fully diluted basis, the shareholders, warrants and option holders of Amati will acquire approximately 35% of the fully diluted shares of the Company. Following the merger, options covering an additional 1,616,411 shares of the Company's Common Stock will be issued to key employees of Amati. Amati is a development stage company, and the combined company is not expected to operate profitably in the foreseeable future.

    Pursuant to the Merger Agreement with Amati, the Company agreed to lend Amati up to $5,000,000 in exchange for a senior secured promissory note due and payable on the earlier of November 30, 1995 or a material breach by Amati of the Merger Agreement, the ("New Amati Note"). On August 4, 1995, the outstanding principal and interest due on the New Amati Note was approximately $3,022,800.

    The Company anticipates that following the merger with Amati, available cash reserves and funds from operations, along with its collaborative research and development agreements, licensing agreements and investment income should be adequate to satisfy capital requirements of the company through the 1996 fiscal year under currently projected revenues and levels of spending. The Company's future capital requirements will depend on many factors, including sales levels, progress in research and development programs, the establishment of collaborative agreements, and costs of manufacturing facilities and commercialization activities. It is likely that after the merger with Amati, the Company will seek additional funding through collaborative agreements or through public or private sale of securities prior to the commercialization of Amati products.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To ICOT Corporation:

    We have audited the accompanying consolidated balance sheets of ICOT Corporation (a Delaware corporation) and subsidiaries as of July 29, 1995 and July 30, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 29, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICOT Corporation and subsidiaries as of July 29, 1995 and July 30, 1994, and the results of their operations and their cash flows for each of the three years in the period ended July 29, 1995, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

San Jose, California
August 24, 1995

                                ICOT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                             JULY 30,   JULY 29,
                                                                                               1994       1995
                                                                                             ---------  ---------
                                                                                                 (DOLLARS IN
                                                                                                  THOUSANDS)
Current Assets:
  Cash and cash equivalents................................................................  $     645  $   1,066
  Short-term investments...................................................................      5,392      2,425
  Accounts receivable, less allowance of $25 in 1994 and $21 in 1995.......................      1,405      1,933
  Inventories:
    Finished goods.........................................................................         64          1
    Work in process........................................................................        477        711
    Purchased parts........................................................................        854        715
                                                                                             ---------  ---------
                                                                                                 1,395      1,427
  Other current assets.....................................................................        626        942
                                                                                             ---------  ---------
    Total current assets...................................................................      9,463      7,793
Equipment and Leasehold Improvements, at cost:
  Machinery and equipment..................................................................      2,784      2,772
  Furniture and fixtures...................................................................        221        188
  Leasehold improvements...................................................................        537        505
                                                                                             ---------  ---------
                                                                                                 3,542      3,465
Less: Accumulated depreciation and amortization............................................     (2,609)    (2,879)
                                                                                             ---------  ---------
  Equipment and leasehold improvements, net................................................        933        586
Amati advances and acquisition costs.......................................................     --          3,240
Other assets...............................................................................        995        492
                                                                                             ---------  ---------
      Total Assets.........................................................................  $  11,391  $  12,111
                                                                                             ---------  ---------
                                                                                             ---------  ---------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of capitalized lease obligations......................................  $      82  $      10
  Trade accounts payable...................................................................        265        612
  Accrued expenses.........................................................................      1,824        969
                                                                                             ---------  ---------
    Total current liabilities..............................................................      2,171      1,591
Long-term Liabilities:
  Capitalized lease obligations, less current maturities...................................         10     --
  Obligations under lease commitments......................................................        418        294
                                                                                             ---------  ---------
    Total long-term liabilities............................................................        428        294
Commitments (Note 8)
Stockholders' Equity:
  Preferred stock-par value $100 per share, Authorized -- 5,000 shares
   Outstanding -- none.....................................................................     --         --
  Common stock-par value $.20 per share
   Authorized -- 20,000,000 shares
   Outstanding -- 11,956,189 shares in 1994 and 11,569,077 shares in 1995..................      2,391      2,314
  Additional paid-in capital...............................................................     33,649     33,324
  Accumulated deficit......................................................................    (27,248)   (25,412)
                                                                                             ---------  ---------
    Total stockholders' equity.............................................................      8,792     10,226
                                                                                             ---------  ---------
    Total Liabilities and Stockholders' Equity.............................................  $  11,391  $  12,111
                                                                                             ---------  ---------
                                                                                             ---------  ---------

   The accompanying notes are an integral part of these consolidated balance sheets.

                                ICOT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    FOR THE THREE YEARS ENDED
                                                                                 -------------------------------
                                                                                 JULY 31,   JULY 30,   JULY 29,
                                                                                   1993       1994       1995
                                                                                 ---------  ---------  ---------
                                                                                 (IN THOUSANDS, EXCEPT PER SHARE
                                                                                            AMOUNTS)
Net Sales......................................................................  $  12,307  $   8,236  $  12,040
Cost of Sales..................................................................      7,622      4,428      6,716
                                                                                 ---------  ---------  ---------
  Gross margin.................................................................      4,685      3,808      5,324
Operating Expenses:
  Research and development.....................................................      2,533      1,429      1,595
  Marketing and sales..........................................................      3,365        884        861
  General and administrative...................................................      2,137      1,177      1,229
  Restructuring charge.........................................................      2,871     --         --
                                                                                 ---------  ---------  ---------
    Total operating expenses...................................................     10,906      3,490      3,685

  Income (loss) from operations................................................     (6,221)       318      1,639
Other Income (Expense):
  Interest income..............................................................        291        233        301
  Interest expense.............................................................        (33)       (21)        (7)
                                                                                 ---------  ---------  ---------
    Total other income.........................................................        258        212        294
                                                                                 ---------  ---------  ---------
Income (loss) before provision for income taxes................................     (5,963)       530      1,933
  Provision for income taxes...................................................     --             27         97
                                                                                 ---------  ---------  ---------
Net Income (Loss)..............................................................  $  (5,963) $     503  $   1,836
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
Net Income (Loss) Per Share....................................................  $    (.46) $     .04  $     .16
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
Weighted Average Number of Common Shares and Common Share Equivalents..........     12,897     12,319     11,491
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

 The accompanying notes are an integral part of these consolidated statements.

                                ICOT CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                              COMMON STOCK       PAID-IN   ACCUMULATED
FOR THE THREE YEARS ENDED JULY 29, 1995                    SHARES     AMOUNT     CAPITAL     DEFICIT       TOTAL
--------------------------------------------------------  ---------  ---------  ---------  ------------  ---------
                                                                               (IN THOUSANDS)
Balance, July 25, 1992..................................     12,927  $   2,585  $  34,696   $  (21,788)  $  15,493
  Exercise of employee stock options....................         68         14         42       --              56
  Stock repurchase......................................       (256)       (51)      (296)      --            (347)
  Net loss..............................................     --         --         --           (5,963)     (5,963)
                                                          ---------  ---------  ---------  ------------  ---------
Balance, July 31, 1993..................................     12,739      2,548     34,442      (27,751)      9,239
  Exercise of employee stock options....................         76         15         50       --              65
  Stock repurchase......................................       (859)      (172)      (843)      --          (1,015)
  Net income............................................     --         --         --              503         503
                                                          ---------  ---------  ---------  ------------  ---------
Balance, July 30, 1994..................................     11,956      2,391     33,649      (27,248)      8,792
  Exercise of employee stock options....................        150         30        132       --             162
  Stock repurchase......................................       (537)      (107)      (457)      --            (564)
  Net income............................................     --         --         --            1,836       1,836
                                                          ---------  ---------  ---------  ------------  ---------
Balance, July 29, 1995..................................     11,569  $   2,314  $  33,324   $  (25,412)  $  10,226
                                                          ---------  ---------  ---------  ------------  ---------
                                                          ---------  ---------  ---------  ------------  ---------

 The accompanying notes are an integral part of these consolidated statements.

                                ICOT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   FOR THE THREE YEARS ENDED
                                                                                --------------------------------
                                                                                JULY 31,    JULY 30,   JULY 29,
                                                                                  1993        1994       1995
                                                                                ---------  ----------  ---------
                                                                                         (IN THOUSANDS)
Cash Flows from Operating Activities:
Net income (loss).............................................................  $  (5,963) $      503  $   1,836
  Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
    Depreciation and amortization.............................................      1,162         400        678
    Provision for bad debts...................................................         30      --         --
    Loss on retirement of capital equipment...................................        126         126         41
    Restructuring charge......................................................      2,871      --         --
  Changes in assets and liabilities:
    Decrease (increase) in accounts receivable................................      1,186        (439)      (528)
    Decrease (increase) in inventories........................................      1,252        (535)       (33)
    Increase in other assets..................................................        (53)        (64)      (316)
    Decrease in accounts payable & accrued expenses...........................     (2,522)       (407)      (315)
    Decrease in other long-term liabilities...................................       (749)       (584)      (124)
                                                                                ---------  ----------  ---------
      Total adjustments.......................................................      3,303      (1,503)      (597)
                                                                                ---------  ----------  ---------
Net cash provided by (used for) operating activities..........................     (2,660)     (1,000)     1,239
                                                                                ---------  ----------  ---------
Cash Flows from Investing Activities:
  Advances to Amati/Acquisition costs.........................................     --          --         (3,240)
  Capital expenditures........................................................       (319)       (251)       (61)
  Purchased/capitalized software development costs............................       (733)       (455)    --
  Purchase of short-time investments..........................................     --         (14,207)    (5,862)
  Proceeds from maturity of investments.......................................     --           8,815      8,829
                                                                                ---------  ----------  ---------
Net cash used for investing activities........................................     (1,052)     (6,098)      (334)
                                                                                ---------  ----------  ---------
Cash Flows from Financing Activities:
  Proceeds from the exercise of stock options.................................         56          65        162
  Payments on capital lease obligations.......................................        (89)       (107)       (82)
  Stock repurchase............................................................       (347)     (1,015)      (564)
                                                                                ---------  ----------  ---------
Net cash used for financing activities........................................       (380)     (1,057)      (484)
                                                                                ---------  ----------  ---------
Net Increase (Decrease) in Cash and Cash Equivalents..........................     (4,092)     (8,155)       421
Cash and Cash Equivalents at Beginning of Period..............................     12,892       8,800        645
                                                                                ---------  ----------  ---------
Cash and Cash Equivalents at End of Period....................................  $   8,800  $      645  $   1,066
                                                                                ---------  ----------  ---------
                                                                                ---------  ----------  ---------

 The accompanying notes are an integral part of these consolidated statements.

                                ICOT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 29, 1995

NOTE 1  OPERATIONS OF THE COMPANY

    BUSINESS

    ICOT Corporation (the "Company") operates in a single industry segment for which it develops manufactures, markets and services network connectivity products for sales primarily to Original Equipment Manufacturers ("OEM"). The Company's products are mainly used by large companies with mainframes and significant personal computer network applications such as insurance, transportation, financial service, manufacturing, banking and brokerage companies.

    RESTRUCTURING CHARGE

    During fiscal 1993, the Company implemented a strategic restructuring program. To achieve a more focused product and marketing strategy, the Company decided to market its PC to Mainframe Connectivity products only to OEMs, API and strategic End User market segments of the Windows and DOS Connectivity markets. As a result of this change in product and marketing strategy, the Company streamlined and downsized its operations by reducing its workforce, consolidating certain facilities, disposing of excess equipment and writing off capitalized software development costs. These costs are reflected in the Company's Consolidated Statements of Operations as a restructuring charge of $2,871,000 in fiscal 1993.

    A summary of the restructuring charge is presented below (in thousands):

  Write-off of capitalized software development costs......................  $   1,454
  Reduction in workforce...................................................        798
  Disposition of excess equipment..........................................        316
  Closing of excess facility...............................................        303
                                                                             ---------
    Total restructuring charge.............................................  $   2,871
                                                                             ---------
                                                                             ---------

    RECLASSIFICATION

    Prior years' amounts in the Consolidated Financial Statements have been reclassified where necessary to conform to fiscal 1995 presentation.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CONSOLIDATION

    The consolidated financial statements include the accounts of ICOT Corporation (the "Company") and its wholly-owned subsidiary, ICOT International, Ltd. All significant intercompany accounts and transactions have been eliminated.

    INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market, and include materials, labor and manufacturing overhead. Inventory is valued at currently adjusted standards which approximate actual costs on a first-in, first-out basis.

    DEPRECIATION AND AMORTIZATION

    Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets as follows:

Machinery and equipment............  5 years
Furniture and fixtures.............  5 years
Leasehold improvements.............  Shorter of lease terms or useful life

                                ICOT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JULY 29, 1995

    SOFTWARE DEVELOPMENT COSTS

    The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86 ("SFAS 86"). The
capitalization of these costs begins when technological feasibility of the related product has been achieved, which has been defined as the point in time that the Company has developed a beta version of the software product. Capitalization ends when the product is available for general release to customers. Amortization is computed on an individual product basis and is the greater of (a) the ratio of current gross revenues for a product to the total current and anticipated future gross revenues for that product or (b) the straight-line method over the estimated economic life of the product. Currently the Company is using an estimated economic life of three years for all capitalized software costs.

    During fiscal 1995 there was no capitalization of software development cost as the criteria for capitalization had not been met. During fiscal 1994, the Company capitalized total software costs of $455,000 and there was no amortization of capitalized software development costs because none of the capitalized software projects were available for general release. In fiscal 1993 and 1995, the amortization of capitalized software development costs charged to cost of sales were $692,000 and $310,000, respectively.

    In the fourth quarter of fiscal 1993, all capitalized software development costs associated with the Company's PC-Connectivity products of $1,454,000 were written off as part of the Company's restructuring program.

    Capitalized software development costs related to its OEM market business, shown in other assets in the accompanying Consolidated Balance Sheets, were $995,000 and $492,000 for fiscal 1994 and 1995 respectively.

    ACCRUED EXPENSES

    Accrued expenses include the following:

                                                                  JULY 30,    JULY 29,
                                                                    1994        1995
                                                                  ---------  -----------
                                                                      (IN THOUSANDS)
Accrued employee compensation...................................  $     333   $     350
Deferred income.................................................        401         192
Facilities reserve..............................................        299         126
Restructuring reserve...........................................        530      --
Other...........................................................        261         301
                                                                  ---------       -----
                                                                  $   1,824   $     969
                                                                  ---------       -----
                                                                  ---------       -----

    The portion of the restructuring and facilities reserve that will not be paid within the next twelve months is included in long-term liabilities as obligations under lease commitments in the amount of $418,000 and $294,000 for fiscal year 1994 and 1995, respectively.

    INCOME TAXES

    In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company adopted the provisions of this statement in fiscal year 1994. The adoption of this statement did not have a material impact on the financial statements.

                                ICOT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JULY 29, 1995

    REVENUE RECOGNITION

    The Company recognizes revenue from product sales upon shipment to the customer. Revenues from software and engineering development services are recognized as the Company performs the services in accordance with contract terms. Revenues from maintenance and extended warranty agreements are recognized ratably over the term of the agreement. The Company also licenses products to OEMs and recognizes royalties as specified in the license agreement when shipment of the licensed product by the OEM is reported to the Company. Service maintenance, warranty and royalty revenues each accounted for less than 10% of the Company's total revenues.

    The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 91-1, "Software Revenue Recognition." The SOP requires, among other things, that the sales value of post contract customer support which is included as part of an initial warranty period, must be deferred and amortized over the warranty period. Deferred revenues related to post contract customer support were $63,000 and $68,000 for fiscal years 1994 and 1995, respectively. These costs are included in accrued expenses in the Company's Consolidated Balance Sheets.

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    For purposes of the Statements of Cash Flows, cash and cash equivalents are defined as cash in banks and highly liquid investments with original maturity dates of three months or less.

    Cash paid for interest was $33,000, $21,000, and $7,000 for the fiscal years 1993, 1994 and 1995, respectively. Cash paid for income taxes was $17,000, $34,000, and $20,000 for fiscal years 1993, 1994 and 1995, respectively.

    ADOPTION OF SFAS NO. 115

    On July 31, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS No. 115, the Company has classified all of its marketable debt securities as held-to-maturity, and has accounted for these investments at amortized cost. Accordingly, no adjustment for unrealized holding gains or losses has been reflected in the Company's financial statements. At July 29, 1995, the Company's held-to-maturity securities consisted of treasury bills with contractual maturities of less than twelve months and the carrying amount of these investments approximated market value. Adoption of SFAS 115 did not have a material impact on the Company's financial position or results of operations.

    FUNDED DEVELOPMENT AGREEMENTS

    The Company has entered into certain funded development arrangements with IBM. These arrangement typically provide funding to the Company to develop on a best efforts basis certain products or product enhancements which IBM is interested in reselling to its customers. Under these arrangements the Company retains the rights to manufacture the developed products and IBM purchases the manufactured products from the Company for distribution to their customers. The arrangements typically include a minimum purchase commitment by IBM if the development is successful. Costs under these agreements are deferred until the related development revenues are recognized. Revenues under these agreements are generally recognized when certain contractual milestones are met. Total revenues recognized and expenses incurred under these agreements were $834,000, $555,000 and $276,000 in fiscal 1993, 1994 and 1995, respectively.

                                ICOT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JULY 29, 1995

NOTE 3  BUSINESS SEGMENT AND MAJOR CUSTOMERS

    The Company operates a one-segment business in which it designs, manufactures and markets data communications equipment and provides technical support and maintenance services related thereto. Sales to IBM as a percent of net sales were 62%, 65% and 83% in fiscal 1993, 1994 and 1995, respectively. The Company has a concentration of accounts receivable with IBM of $1,700,000 as of July 29, 1995. Export sales in terms of net sales accounted for 1%, 2% and 1% in fiscal 1993, 1994 and 1995, respectively. Export sales are shipments to locations outside the United States, primarily to Western Europe and Canada.

NOTE 4  CAPITALIZED LEASE OBLIGATIONS

    Future minimum lease payments under capitalized lease obligations were as follows:

FISCAL YEAR
-----------------------------------  JULY 29, 1995
                                     --------------
                                     (IN THOUSANDS)
1996...............................       $11
Less: Amounts representing interest
 (9% - 18%)........................        (1)
                                          ---
Present value of new minimum lease
 payments..........................       $10
                                          ---
                                          ---

    Machinery and equipment at July 29, 1995 included approximately $62,000 of equipment under capital leases. Accumulated depreciation for such equipment approximated $52,000 at July 29, 1995. The Company has no material commitments for capital expenditures as of July 29, 1995.

NOTE 5  STOCK OPTION PLANS

    The Company has three employees' and one non-employee Directors' stock option plans. The option price in each plan may not be less than 100% of the fair market value of the stock on the date of grant. Employee stock options generally become exercisable at the rate of 25% after six months from the date of grant and 25% per year thereafter, at the discretion of the Board of Directors.

    An Incentive Stock Option Plan and a Supplemental Stock Option Plan were adopted by the Company in 1981. Total shares authorized under the Incentive Stock Option Plan and the Supplemental Stock Option Plan were 875,000 shares and 1,025,000 shares, respectively. As of July 29, 1995, options for 457,125 shares have been granted and were exercisable, and there are no options available for future grant under these plans. Both plans expired in October 1991. The options that have been granted under these plans expire ten years after grant.

    The Company adopted a 1990 Stock Option Plan on September 14, 1990, approved by the stockholders on December 14, 1990. There are 900,000 shares authorized under the 1990 Stock Option Plan. As of July 29, 1995, options for 484,300 shares have been granted, 213,550 shares were exercisable and 393,200 shares were available for future grant under this plan. The maximum term of options granted under the plan is ten years.

    The Company adopted a 1990 Non-Employee Directors' Stock Option Plan for 395,000 shares on September 14, 1990, approved by the stockholders on December 14, 1990. On the date the plan was adopted, each non-employee Director was granted 25,000 shares of common stock of the Company. Each person who is elected for the first time to be a non-employee Director will automatically be granted an option to purchase 25,000 shares of the Company's common stock. The options for 25,000 shares are immediately exercisable. On December 2, 1993, the plan was amended to reflect a decrease in the plan of 150,000 shares leaving 245,000 shares reserved for grant under this plan. As of July 29, 1995, options for 97,500 shares have been granted, 67,500 shares were exercisable and 90,000 shares were available for future grants under this plan.

                                ICOT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JULY 29, 1995

    On September 1 of each year commencing September 1, 1991, an option to purchase 10,000 shares of the Company's common stock shall automatically be granted to each non-employee Director. The options for 10,000 shares become exercisable at the rate of 25% after six months from the date of grant and 25% per year at the end of every subsequent one year period. The options will expire ten years after grant.

    Stock option activity under these plans was as follows:

                                                                             OPTIONS     OPTION PRICE
                                                                           OUTSTANDING     PER SHARE
                                                                           -----------  ---------------
Balance, July 25, 1992...................................................    1,446,100
Granted..................................................................      613,500   $1.13 - $2.13
Exercised................................................................      (67,950)  $0.31 - $1.00
Canceled.................................................................     (586,175)  $0.31 - $3.75
                                                                           -----------
Balance, July 31, 1993...................................................    1,405,475
Granted..................................................................       20,000   $1.13 - $1.13
Exercised................................................................      (76,250)  $0.75 - $1.06
Canceled.................................................................     (253,950)  $1.00 - $3.25
                                                                           -----------
Balance, July 30, 1994...................................................    1,095,275
Granted..................................................................      160,000   $1.19 - $2.03
Exercised................................................................     (150,250)  $0.75 - $1.53
Canceled.................................................................      (66,100)  $0.75 - $1.88
                                                                           -----------
Balance, July 29, 1995...................................................    1,038,925
                                                                           -----------
                                                                           -----------

    On July 29, 1995, there were 1,038,925 shares of common stock reserved for options outstanding and 483,200 shares of common stock reserved for future grants under all stock option plans.

NOTE 6  INCOME TAXES

    As of July 29, 1995, the Company's tax net operating loss carryforwards for federal tax purposes were approximately $21,900,000. The 1986 Tax Reform Act contains provisions which limit the amount of net operating loss carryforwards which may be utilized in any given fiscal year when a significant change in ownership interest occurs. These carryforwards expire in various amounts through fiscal 2010.

    The Company has an additional $2,234,000 of net operating loss carryforwards which were acquired in connection with a fiscal 1988 acquisition. The change in ownership of the company acquired will affect the availability and timing of the amount of prior losses to be used to offset taxable income in future years. These carryforwards expire in various amounts through the year 2005.

    The United States Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards and research and development credits available to be used in any given year should certain events occur, including a significant change in ownership. Management of the Company believes, however, that such a limitation will not have a significant impact on the overall utilization of its net operating loss carryforwards.

    As of July 29, 1995, the Company also has available net operating loss carryforwards of approximately $3,807,000 to offset future California state taxable income. These carryforwards expire in various amounts through the years 1995-2000. The Company also has certain tax credit carryforwards of $1,189,000 which expire in various amounts through the year 2009.

                                ICOT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JULY 29, 1995

    There was no significant provision or benefit for income taxes in fiscal 1993 due to losses incurred. The provision for income taxes is as follows (in thousands):

                                                                             JULY 30,    JULY 29,
                                                                               1994        1995
                                                                            -----------  ---------
Income before provision for income taxes:
  Domestic................................................................   $     530   $   1,933
  Foreign.................................................................      --          --
                                                                                 -----   ---------
    Income before provision for income taxes..............................   $     530   $   1,933
                                                                                 -----   ---------
                                                                                 -----   ---------
Provision for income taxes:
  Current federal.........................................................   $      11   $      39
  Current state...........................................................          16          58
                                                                                 -----   ---------
    Total provision for income taxes......................................   $      27   $      97
                                                                                 -----   ---------
                                                                                 -----   ---------

    The provision for income taxes differs from the amounts obtained by applying the Federal statutory rate to income before taxes as follows (in thousands)

                                                                              JULY 30,     JULY 29,
                                                                                1994         1995
                                                                             -----------  -----------
Statutory federal income tax rate..........................................         34%          34%
State income tax rate, net of federal benefit..............................           7            7
Previous losses not benefited..............................................        (36)         (36)
                                                                                  -----        -----
  Income tax rate..........................................................          5%           5%
                                                                                  -----        -----
                                                                                  -----        -----

    The major components of the net deferred tax asset are as follows (in thousands):

                                                                         JULY 30,   JULY 29,
                                                                           1994       1995
                                                                        ----------  ---------
Deferred tax assets:
  Cumulative temporary differences....................................  $      379  $     471
  Tax credits.........................................................       1,192      1,189
  Net operating loss..................................................       8,426      7,662
  Restructure reserve.................................................         507        199
                                                                        ----------  ---------
    Total assets......................................................      10,504      9,521
  Valuation allowance.................................................     (10,117)    (9,179)
                                                                        ----------  ---------
  Net deferred income tax asset.......................................         387        342
Deferred tax liabilities:
  Capitalized software expenditures...................................         387        342
                                                                        ----------  ---------
    Total liabilities.................................................         387        342
                                                                        ----------  ---------
Total net deferred tax assets.........................................  $        0  $       0
                                                                        ----------  ---------
                                                                        ----------  ---------

NOTE 7  NET INCOME (LOSS) PER SHARE

    Net income (loss) per share is based on the weighted average number of shares outstanding of common stock and common stock equivalents (when dilutive) using the treasury stock method. No common stock equivalents have been included in 1993 because the effect would be to decrease the loss per share.

                                ICOT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JULY 29, 1995

NOTE 8  LEASE COMMITMENTS

    At July 29, 1995, approximate future minimum rental commitments under all noncancelable operating leases are as follows (in thousands):

FISCAL YEAR
------------------------------------------------------------------------------------
1996................................................................................  $     514
1997................................................................................        273
1998................................................................................        273
1999................................................................................        273
2000................................................................................         80
Thereafter..........................................................................        815
                                                                                      ---------
                                                                                          2,228
Less: Sublease income...............................................................       (116)
                                                                                      ---------
                                                                                      $   2,112
                                                                                      ---------
                                                                                      ---------

    Total  rent  expense  for  all operating  leases  amounted  to approximately
$1,308,000,  $1,128,000,  and  $1,038,000  in   fiscal  1993,  1994  and   1995,
respectively. Rent expense in fiscal 1993, 1994 and 1995 is before sublease income of $183,000, $231,000, and $297,000.

    The Company's corporate headquarters is located in San Jose, California. In May 1994, a mutual release of the rental obligation expiring on December 1, 1995 was executed for this two-story building consisting of approximately 47,500 square feet. Concurrently, a new lease was signed for only a single-story premise of approximately 23,300 square feet of this building. This lease expires on July 23, 1999.

    The Company has a lease obligation on a research and development facility of approximately 3,000 square feet located in Meadow Vista, California. This lease expires on February 29, 1996.

    The Company has a lease obligation through December 31, 1995 on a facility in Natick, Massachusetts consisting of approximately 21,000 square feet. The lease obligation on this facility was assumed in connection with a prior business acquisition. Subsequently, due to consolidation of operations in connection with the Company's restructuring program in fiscal 1993, this location has become excess to the Company's current and anticipated future requirements. As of July 29, 1995, all of the excess space at this facility was subleased through the end of the lease period. Accordingly, the Company has accrued all future rental obligations net of sublease income for the remaining term of the lease.

    The Company has a lease obligation through September 29, 2010 for its wholly-owned subsidiary in the United Kingdom, now dormant, on a building of approximately 6,400 square feet located in Wokingham, England. In line with the Company's restructuring program, ICOT International Limited closed its operations in the fourth quarter of fiscal 1993. During the first quarter of fiscal 1995, the Company subleased this facility for a portion of the lease term. This sublease expires September 1997. Accordingly, the Company has accrued $294,000 to cover partial rental obligations related to this facility, net of anticipated future sublease income.

NOTE 9  LITIGATION

    In November 1993, an action was brought against the Company for damages related to the use of the Company's products. The plaintiff filed a suit claiming repetitive stress injuries resulting from the use of the Company's product in the course of employment with American Airlines from the period May 1981 through July 1991. The plaintiff alleges damages in the amount of $1 million and punitive damages of $10 million. The Company believes that the claim is without merit and has tendered

                                ICOT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JULY 29, 1995
defense of this action to its insurance carriers. In the opinion of management, the outcome of this litigation will not have a material adverse effect on the Company's financial position or its results of operations. The Company is not involved in any other litigation.

NOTE 10  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    Quarterly information is for the years ended July 30, 1994 and July 29, 1995.

                                                                            QUARTER ENDED
                                                           ------------------------------------------------
                                                           OCTOBER 30,  JANUARY 29,   APRIL 30,   JULY 30,
FISCAL 1994                                                   1993         1994         1994        1994
---------------------------------------------------------  -----------  -----------  -----------  ---------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Sales................................................   $   1,955    $   2,012    $   1,870   $   2,400
Gross Profit.............................................         904        1,085          888         931
Net Income...............................................   $      47    $     122    $     157   $     177
Net Income Per Share.....................................   $    0.00    $    0.01    $    0.01   $    0.01


                                                                            QUARTER ENDED
                                                           ------------------------------------------------
                                                           OCTOBER 29,  JANUARY 28,   APRIL 29,   JULY 29,
FISCAL 1995                                                   1994         1995         1995        1995
---------------------------------------------------------  -----------  -----------  -----------  ---------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Sales................................................   $   3,063    $   2,638    $   3,036   $   3,303
Gross Profit.............................................       1,315        1,192        1,169       1,648
Net Income...............................................   $     212    $     307    $     441   $     876
Net Income Per Share.....................................   $    0.02    $    0.03    $    0.04   $    0.07

NOTE 11  ACQUISITION OF AMATI

    On August 4, 1995, the Company signed an amended agreement (the "Merger Agreement") to merge with Amati Communications Corporation ("Amati"), a privately held Mountain View, California based company, subject to the approval of the stockholders of both companies. Amati is a development stage company that develops telecommunications transmission products utilizing Discrete Multi-tone Technology to provide high speed digital video, voice and data transmission over unconditioned copper wire or coaxial cable. The merger is expected to be completed in November 1995. Under the terms of the Merger Agreement, after the merger, the shareholders, warrant and option holders of Amati will acquire shares, warrants and options totaling 35% of the fully diluted shares of ICOT.

    Pursuant to the Merger Agreement, ICOT agreed to lend Amati $5,000,000 secured by Amati's assets due and payable on November 30, 1995. The outstanding aggregate principal and interest due under the Amati Senior Secured Notes as of July 29, 1995 was $3,022,800. Interest under the note accrues at 7.91% on the first $750,000 of the principal amount and at 9% on the remaining $2,221,900 of the principal balance.

    The acquisition will be accounted for by the purchase method of accounting, and accordingly, the purchase price will be allocated to the assets acquired and the specific liabilities assumed based on the estimated fair values at the date of acquisition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The Executive Officers and Directors of the Company during the fiscal year and their ages as of the date of filing of the Form 10-K Registration Statement are as follows:

             NAME                   AGE                                POSITION
------------------------------      ---      ------------------------------------------------------------
Arnold N. Silverman                     56   Chairman of the Board
Donald L. Lucas                         65   Director
William D. Witter                       65   Director
Aamer Latif                             38   President, Chief Executive Officer, Chief Financial Officer
David J. Bivolcic                       38   Senior Vice President
Teresita O. Medel                       48   Treasurer, Secretary, and Controller

    Mr. Silverman served as the Company's President and Chief Executive Officer from 1979 until July 1989 and as Chairman of the Board from 1979 until July 1995. He is also a director of Business Objects, S.A.

    Mr. Lucas, a venture capitalist, has been a Director of the Company since 1968. He is also a director of Cadence Design Systems, Inc., Delphi Information Systems, Inc., Kahler Corporation, Oracle Corp., Macromedia, Inc., Quantum Health Resources, Inc., Racotek, Inc., Transcend Services, Inc., and Tricord Systems, Inc.

    Mr. Witter has been a Director of the Company since 1968. He has been President of the William D. Witter, Inc. Investment Counseling Firm since its inception in 1977. He is also a director of Transnational Industries, Inc.

    Mr. Latif was elected President, Chief Executive Officer, Chief Financial Officer and a Director of the Company in May 1993; he was elected Chairman in July 1995. Prior to 1993 Mr. Latif served in various executive positions with the Company since 1980, most recently as Vice President, Engineering.

    Mr. Bivolcic was elected Senior Vice President of the Company in May 1993. Prior to that, he served as Vice President, Operations since December 1989.

    Ms. Medel was elected Secretary of the Company in December 1994. She has served as Treasurer and Controller of the Company since July 1993. Prior to 1993, she had served as the Company's Accounting Manager since 1979.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table shows, as to the Chief Executive Officer and each of the other Executive Officers of the Company whose salary and bonus exceeded $100,000, certain information concerning compensation paid during the fiscal years ended July 31, 1993, July 30, 1994 and July 29, 1995:

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG-TERM
                                                                                     COMPENSATION
                                                            ANNUAL COMPENSATION         AWARDS
                                                           ----------------------  -----------------
                   NAME AND                                 SALARY       BONUS      *OPTIONS/SAR'S       ALL OTHER
              PRINCIPAL POSITION                  YEAR        ($)     EARNED ($)          (#)         COMPENSATION ($)
----------------------------------------------  ---------  ---------  -----------  -----------------  ----------------
Aamer Latif                                          1995    163,750     114,000                             198(1)
President, CEO, CFO                                  1994    150,000      75,000                             198(1)
                                                     1993    127,357                      140,000            198(1)

Arnold N. Silverman                                  1995    127,500                      100,000          1,350(2)
Chairman of the Board                                1994    112,085                                       7,350(2)
                                                     1993    128,000                       20,000          6,864(2)

David J. Bivolcic                                    1995    132,006      57,000                             198(1)
Senior Vice President                                1994    120,000      50,000                             198(1)
                                                     1993    109,687                       60,000            198(1)

Teresita O. Medel                                    1995     86,131      25,000                             425(1)
Treasurer, Secretary and Controller                  1994     80,258      25,000                           2,372(1)(3)
                                                     1993     74,478                       15,000            334(1)

------------------------
* During fiscal year 1994, no options were granted to the executive officers named in the Summary Compensation Table.

(1) Payments made by the Company for premiums on life insurance policies for Messrs. Latif and Bivolcic and Ms. Medel.

(2) Payments made by the Company for premiums on life insurance policy for Mr. Silverman. Fiscal 1994 and 1993 includes $6,000 to cover the cost of income tax return preparation. This benefit, however, has been discontinued. Mr. Silverman resigned as Chairman of the Board in July, 1995.

(3) Includes $2,000 awarded to Ms. Medel for 15 years of service. Ms. Medel was elected Treasurer in July 1993.

    The following table sets forth information with respect to the options granted to the executive officers named in the Summary Compensation Table during the fiscal year ended July 29, 1995.

                            OPTION/SAR GRANTS TABLE
                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                             NUMBER OF        % OF TOTAL
                                                            SECURITIES       OPTIONS/SARS       EXERCISE
                                                            UNDERLYING        GRANTED TO        OR BASE
                                                           OPTIONS/SARS   EMPLOYEES IN FISCAL    PRICE      EXPIRATION
                          NAME                              GRANTED (#)          YEAR            ($/SH)        DATE
---------------------------------------------------------  -------------  -------------------  ----------  ------------
Aamer Latif..............................................           0                 0%           $0
Arnold N. Silverman......................................     100,000(1)             71           2.03      7-24-2005
David J. Bivolcic........................................           0                 0            0
Teresita O. Medel........................................           0                 0            0

------------------------
(1) Exercisable four months from date of grant. The options were granted at fair market value on the date of grant.

    The following table sets forth certain information regarding options exercised during the last fiscal year and held at the end of such year by the Executive Officers named in the Summary Compensation Table.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES
                                FISCAL YEAR 1995

                                                                                                VALUE OF UNEXERCISED
                                                                       NUMBER OF UNEXERCISED   IN-THE-MONEY OPTIONS AT
                                                    SHARES ACQUIRED    OPTIONS AT FY-END (#)   FY-END ($) EXERCISABLE/
                                                    ON EXERCISE (#)   EXERCISABLE/UNEXERCISABLE      UNEXERCISABLE
                                                   -----------------  -----------------------  -----------------------
Aamer Latif......................................              0             205,500/60,000          401,475/118,700
Arnold N. Silverman..............................              0            167,500/105,000          368,925/130,600
David J. Bivolcic................................              0              85,500/25,000           149,325/51,000
Teresita O. Medel................................              0               19,750/8,750            40,750/18,050

    On July 29, 1995, the closing price for the Company's common stock as reported on Nasdaq National Market was $3.25.

BOARD COMPENSATION

    Each director who was not also an officer or employee of the Company received a fee of $2,000 per quarter in fiscal 1995. In addition, each such director received a fee of $2,000 for each Board meeting attended and $2,000 for each Audit Committee meeting attended during fiscal 1995. The Company has a policy of reimbursing directors for reasonable travel and related expenses incurred in attending Board and Committee meetings. Donald L. Lucas, a director of the Company, did not receive any of the aforementioned payments; however, Mr. Lucas in fiscal 1995 received $21,600 in consulting fees for services rendered to the Company.

    Directors who are not employees of the Company or an affiliate of the Company are eligible to participate in the Company's 1990 Non-Employee Directors' Stock Option Plan. Pursuant to such plan, during fiscal 1995, each non-employee Director received an option for 10,000 shares on September 1, 1994 at an exercise price of $1.13 per share. Grants are automatically made annually under this plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The section entitled "Information Concerning ICOT -- Security Ownership of Certain Beneficial Owners and Management" appearing in the Registrant's Amendment No. 3 Form S-4 Registration Statement (No. 33-62023) filed October 16, 1995 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The section entitled "Information concerning ICOT -- Certain Relationships and Related Transactions" appearing in the Registrant's Amendment No. 3 Form S-4 Registration Statement (No. 33-62023) filed October 16, 1995 is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  INDEX TO FINANCIAL STATEMENTS

    The following consolidated  financial statements  are included  in Part  II,
Item 8:

                                                                                         PAGE
                                                                                       ---------
Report of Independent Public Accountants.............................................         10
Consolidated Balance Sheets as of July 30, 1994 and July 29, 1995....................         11
Consolidated Statements of Operations for the Three Years Ended July 29, 1995........         12
Consolidated Statements of Stockholders' Equity for the Three Years Ended July 29,
 1995................................................................................         13
Consolidated Statements of Cash Flows for the Three Years Ended July 29, 1995........         14
Notes to Consolidated Financial Statements...........................................      15-22

    (2) INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule II Valuation and Qualifying Accounts.......................         28

    All other schedules called for under Regulation S-X are omitted because they are not applicable, not required, or required information is immaterial or is shown in the financial statements or notes thereto.

    (3) INDEX TO EXHIBITS

    See section (c).

(b) Reports on Form 8-K

    None.

(c) Index to Exhibits

      3.1  Restated Certification  of Incorporation  filed with  the  Delaware  Incorporated by
           Secretary  of State of November 17, 1989 is filed as Exhibit 3.1 to  Reference
           Registrant's Form 10-K Annual Report for its fiscal year ended July
           28, 1990.
      3.2  By-Laws as  amended through  July  21, 1989  are filed  as  Exhibit  Incorporated by
           3(iii)  to Registrant's Form 10-K Annual Report for its fiscal year  Reference ended July 29, 1989.
    10.1*  1981 Incentive Stock  Option Plan  as amended  through October  12,  Incorporated by
           1987,  is filed as Exhibit 10(iii) to Registrant's Form 10-K Annual  Reference
           Report for its fiscal year ended August 1, 1987.
    10.2*  1981 Supplemental Stock Option Plan as amended through October  12,  Incorporated by
           1987,  is filed as Exhibit 10(iv)  to Registrant's Form 10-K Annual  Reference
           Report for its fiscal year ended August 1, 1987.
     10.3  Lease date  August 27,  1985  between Registrant  and  Zanker/North  Incorporated by
           Pointe  Associates with respect to  Registrant's facilities at 3801  Reference
           Zanker Road, San Jose, California  is filed as Exhibit 10(xiii)  to
           Registrant's  Form  10-K Annual  Report for  its fiscal  year ended
           August 3, 1985.
    10.4*  1985 Director's Stock Option Plan  as amended through December  11,  Incorporated by
           1987  is filed as Exhibit 28  to Registrant's Form S-8 Registration  Reference
           Statement File No. 33-21103.

     10.5  Lease amendment  dated September  19, 1990  between Registrant  and  Incorporated by
           Zanker/North   Pointe  Associates  with   respect  to  Registrant's  Reference
           facilities at 3801 Zanker  Road, San Jose,  California is filed  as
           Exhibit 10.6 to Registrant's Form 10-K Annual Report for its fiscal year ended July 28, 1990.
    10.6*  1990  Stock  Option Plan  adopted September  14,  1990 is  filed as  Incorporated by
           Exhibit 10.8 to Registrant's Form 10-K Annual Report for its fiscal  Reference year ended July 28, 1990.
    10.7*  1990 Non-Employee Directors'  Stock Option  Plan adopted  September  Incorporated by
           14,  1990 is filed as Exhibit 10.9 to Registrant's Form 10-K Annual  Reference
           Report for its fiscal year ended July 28, 1990.
     10.8  Manufacturing Agreement dated  October 9,  1989 between  Registrant  Incorporated by and International Business Machines Corporation is filed as Exhibit  Reference
           10.9  to Registrant's Form  10-K Annual Report  for its fiscal year ended July 27, 1991 as amended.
     10.9  Lease dated February 10,  1994 between Registrant and  Zanker/North  Incorporated by
           Pointe  Associates with respect to  Registrant's facilities at 3801  Reference
           Zanker,  San  Jose,  California  is   filed  as  Exhibit  10.9   to
           Registrant's Form 10-K Annual Report for its fiscal year ended July
           30, 1994.
    10.10  Security  Agreement  between  Registrant  and  Amati Communications  Incorporated by
           Corporation dated  May  15,  1995  is filed  as  Exhibit  10.10  to  Reference
           Registrant's  Form S-4 Registration  Statement (No. 33-62023) filed on August 23, 1995.
    10.11  Amendment No. 1 to Security Agreement between Registrant and  Amati  Incorporated by
           Communications Corporation dated August 4, 1995 is filed as Exhibit  Reference
           10.11   to  Registrant's  Form   S-4  Registration  Statement  (No.
           33-62023) filed on August 23, 1995.
    10.12  Senior Secured Promissory Note of Amati Communications  Corporation  Incorporated by
           dated August 4, 1995 in the principal amount of $5,000,000 is filed  Reference as  Exhibit 10.12  to Registrant's Form  S-4 Registration Statement
           (No. 33-62023) filed on August 23, 1995.
    10.13  Stock Purchase Warrant  of Amati  Communications Corporation  dated  Incorporated by
           August  4, 1995 is filed as  Exhibit 10.13 to Registrant's Form S-4  Reference
           Registration Statement (No. 33-62023) filed on August 23, 1995.

    10.14  The Amended and Restated Agreement  and Plan of Reorganization  and  Incorporated by
           Merger  among Registrant,  Amati Communications  Corporation and IA  Reference
           Acquisition Corporation,  dated August  3, 1995  and the  Amendment thereto  dated  October 6,  1995 are  filed as  Exhibit 2.1  to the
           Registrant's Amendment No. 3  Form S-4 Registration Statement  (No.
           33-62023) filed on October 16, 1995.
     21.1  A  list of  Registrant's subsidiaries is  filed as  Exhibit 22.1 to  Incorporated by
           Registrant's Form 10-K Annual Report for the fiscal year ended July  Reference
           25, 1992.
     23.1  Consent of Independent  Public Accounts  is filed  as Exhibit  23.1 hereto.
     24.0  Power of Attorney.                                                   See Page 30
     27.0  Financial Data Schedule is filed as Exhibit 27 hereto.

    The exhibits not filed herewith were previously filed by reference with the Commission as indicated and are hereby incorporated.
------------------------
* Management Contracts or Compensatory Plans.

                                                                     SCHEDULE II

                                ICOT CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                  BALANCE AT   CHARGED TO    CHARGED TO
                                                 BEGINNING OF    COSTS &        OTHER                    BALANCE AT
DESCRIPTION                                         PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS   END OF PERIOD
-----------------------------------------------  ------------  -----------  -------------  -----------  -------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  Year ended July 31, 1993.....................   $       34    $      30     $     (29)    $      (3)(1)   $      32
  Year ended July 30, 1994.....................   $       32    $  --         $      --     $      (7)(1)   $      25
  Year ended July 29, 1995.....................   $       25    $  --         $      --     $      (4)(1)   $      21

ACCRUED RESTRUCTURING CHARGE:
  Year ended July 31, 1993.....................   $   --        $   2,871     $      --     $  (1,490)(2)   $   1,381
  Year ended July 30, 1994.....................   $    1,381    $  --         $      --     $    (540)(2)   $     841
  Year ended July 29, 1995.....................   $      841    $  --         $      --     $    (547)(2)   $     294

------------------------
(1) Uncollectible accounts written off

(2) Usage

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

    We have audited in accordance with generally accepted auditing standards, the financial statements of ICOT Corporation included in this Form 10-K, and have issued our report thereon dated August 24, 1995. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index above is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respect the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP
San Jose, California
August 24, 1995

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 20, 1995.

       ICOT Corporation                 By:              /s/ AAMER LATIF
                                   ------------------------------------------
                                                  Aamer Latif
                                    CHAIRMAN OF THE BOARD, PRESIDENT, CHIEF
                                 EXECUTIVE OFFICER, AND CHIEF FINANCIAL OFFICER

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Arnold Silverman and Aamer Latif, or either of them, with the power of substitution, his attorney in fact, to sign any amendments to this Registration Statement and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

                      SIGNATURE                                      CAPACITY                        DATE
------------------------------------------------------  -----------------------------------  --------------------

                    /s/ ARNOLD N. SILVERMAN
     -------------------------------------------        Director                               October 20, 1995
                 Arnold N. Silverman

                       /s/ DONALD L. LUCAS
     -------------------------------------------        Director                               October 20, 1995
                   Donald L. Lucas

                      /s/ WILLIAM D. WITTER
     -------------------------------------------        Director                               October 20, 1995
                  William D. Witter

                          /s/ AAMER LATIF
     -------------------------------------------        Chairman of the Board, President,      October 20, 1995
                     Aamer Latif                         Chief Executive Officer, Chief
                                                         Financial Officer (Principal
                                                         Executive Officer) (Principal
                                                         Financial Officer)

                        /s/ TERRY O. MEDEL
     -------------------------------------------        Treasurer, Secretary and Corporate     October 20, 1995
                    Terry O. Medel                       Controller (Principal Accounting
                                                         Officer)

                              CORPORATE DATA SHEET

                                ICOT CORPORATION
                                3801 Zanker Road
                                 P.O. Box 5143
                        San Jose, California 95150-5143
                           Telephone: (408) 433-3300
                           Facsimile: (408) 433-0260

                               BOARD OF DIRECTORS

        Aamer Latif                                Donald L. Lucas
        CHAIRMAN OF THE BOARD                      DIRECTOR

        Arnold N. Silverman                        William D. Witter
        DIRECTOR                                   DIRECTOR

                                    OFFICERS

        Aamer Latif                                David J. Bivolcic
        PRESIDENT, CHIEF EXECUTIVE OFFICER,        SENIOR VICE PRESIDENT
        CHIEF FINANCIAL OFFICER

                                 Terry O. Medel
                        TREASURER, SECRETARY, CONTROLLER

                          TRANSFER AGENT AND REGISTRAR
                     Chemical Mellon Shareholders Services
                              50 California Street
                            San Francisco, CA 94111

                                GENERAL COUNSEL
                       Heller, Ehrman, White & McAuliffe
                    San Francisco and Palo Alto, California

                         INDEPENDENT PUBLIC ACCOUNTANTS
                              Arthur Andersen LLP