Form 10-Q
period 1995-10-29
AMATI COMMUNICATIONS CORP
filed 1995-12-12
CIK 65745

UNITED STATES
        SECURITIES AND EXCHANGE COMMISSION
              WASHINGTON, DC  20549

FORM  10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934
       For the quarterly period ended.....October 28, 1995

OR

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934
       For the transition period ended.........to...

       Commission file number ...........0-4187........

AMATI COMMUNICATIONS CORPORATION
(Formerly ICOT Corporation)
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

                YES  X                                  NO

        Number of shares outstanding of each of the issuer's classes of common
        stock:   As of December 8, 1995 16,700,119 shares of Registrant's
        Common Stock were outstanding.

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



                        Signatures

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

                             ICOT CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                (Unaudited)
                    (In thousands, except per share amounts)

                                                      Three Months Ended
                                                      October 28,  October 29,
                                                         1995         1994
Net sales                                               $ 3,354     $ 3,063
Cost of sales                                             1,840       1,748
  Gross margin                                            1,514       1,315

Operating expenses:
  Research and development                                  360         507
  Marketing and sales                                        60         305
  General and administrative                                321         338
    Total operating expenses                                741       1,150

    Income from operations                                  773         165

Other income (expense):
  Interest income                                            86          62
  Interest expense                                          ---         (4)
    Total other income                                       86          58

    Income before income taxes                              859         223

Provision for income taxes                                   43          11
    Net Income                                           $  816     $   212

    Net Income Per Share                                 $ 0.07     $  0.02

Weighted Average Number of
Common Shares and Common
Share Equivalents                                        12,264      11,599


The accompanying notes are an integral part of these consolidated condensed financial statements.



                              ICOT CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                               (In thousands)


                                                     October 28,     July 29,
                                                        1995           1995
                                                     (Unaudited)
ASSETS
  Current assets:
   Cash and cash equivalents                           $  691      $ 1,066
   Short-term investments                                 1,992       2,425
   Accounts receivable, less allowance of
   $21 in 1996 and in 1995                                2,010       1,933
   Inventories                                            1,247       1,427
   Other current assets                                     716         942
     Total current assets                                 6,656       7,793

Equipment and leasehold improvements-net                    510         586
Amati advances and acquisition costs                      5,657       3,240
Other assets                                                431         492
  Total Assets                                         $ 13,254    $ 12,111


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of capitalized
   lease obligations                                   $      6    $     10
   Accounts payable and accrued expenses                  1,096       1,231
   Employee compensation                                    211         350
     Total current liabilities                            1,313       1,591

Long-term liabilities:
   Obligations under lease commitments                      294         294
     Total long-term liabilities                            294         294

Stockholders' equity                                     11,647      10,226
  Total Liabilities and Stockholders'
   Equity                                              $ 13,254    $ 12,111

The accompanying notes are an integral part of these consolidated condensed financial statements.




                              ICOT CORPORATION
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                               (In thousands)

                                                          Three Months Ended
                                                     October 28,   October 29,
                                                        1995          1994
Cash flows from operating activities:
   Net income                                         $    816   $     212
   Adjustments to reconcile net income to net
   cash provided by (used for) operating activities:
     Depreciation and amortization                         136          94
     Retirement of capital equipment                         3           1
     Increase in accounts receivable                      (77)       (556)
     Decrease (increase) in inventories                    180       (109)
     Decrease (increase) in other assets                   226        (95)
     Increase (decrease) in accounts payable,
      accrued expenses and employee compensation         (274)          56
     Decrease in other liabilities                         ---        (67)
     Net cash provided by (used for) operating
     activities                                          1,010       (464)

Cash flows from investing activities:
   Advances to Amati and acquisition costs incurred    (2,417)         ---
   Purchases of held-to-maturity investments           (1,992)       (999)
   Proceeds from maturities of held-to-maturity
   investments                                           2,425       1,972
   Capital expenditures                                    (2)        (10)
     Net cash provided by (used for) investing
      activities                                       (1,986)         963
Cash flows from financing activities:
   Payment of lease obligations                            (4)        (25)
   Repurchase of common stock                              ---       (512)
   Proceeds from exercise of stock options                 605           2
     Net cash provided by (used for) financing
      activities                                           601       (535)

Net decrease in cash and cash equivalents                (375)        (36)
Beginning balance-cash and cash equivalents              1,066         645
Ending balance-cash and cash equivalents              $    691   $     609

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest           $    ---   $       4

The accompanying notes are integral part of these consolidated condensed financial statements.


                              ICOT CORPORATION
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              October 28, 1995
                                (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included.
For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended July 29, 1995. The results for the period are not necessarily indicative of results for the full fiscal year.

On November 28, 1995, the Company announced the completion of its merger with Amati Communications Corporation ("Amati"). Since the transaction was completed October 28,1995, the merger, which will be accounted for as a purchase, is not reflected in the accompanying condensed financial statements.


Note B - Net Income Per Share

Net income per share is based on the weighted average number of shares outstanding of common stock and common stock equivalents (when dilutive) using the treasury stock method.


Note C - Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and are comprised of the following:

                              October 28, 1995           July 29, 1995

      Finished goods               $      6                   $     1
      Work in process                   527                       711
      Purchased and service parts       714                       715
                                   $  1,247                   $ 1,427

                              ICOT CORPORATION
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                              October 28, 1995
                                (Unaudited)


Note D - Litigation

In November 1993, an action was brought against the Company for damages related to the use of the Company's products. The plaintiff filed a suit claiming repetitive stress injuries resulting from the use of the Company's product in the course of employment with American Airlines form the period May 1981 through July 1991. The plaintiff alleges damages in the amount of $1 million and punitive damages of $10 million. The Company believes that the claim is without merit and has tendered defense of this action to its insurance carriers. In the opinion of management, the outcome of this litigation will not have a material adverse effect on the Company's financial position or its results of operations. The Company is not involved in any other substantial litigation.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations

Overview

On November 28, 1995 - ICOT Corporation and Amati Communications Corporation ("Amati"), a privately held Mountain View, California based company announced the completion of the merger by which Amati became a wholly-owned subsidiary of ICOT. The name "ICOT Corporation" has been changed to "Amati Communications Corporation" and its common stock began trading on the Nasdaq National Market under the symbol "AMTX" on November 29, 1995. Amati is a development stage company that develops advanced transmission systems utilizing Discrete Multi-tone ("DMT") technology to provide high speed transmission over copper and cable media. Under the terms of the Merger Agreement with Amati, the shareholders, warrant holders and option holders of Amati acquired approximately 35% (6,788,924) of the fully diluted shares of the Company. The combined company is not expected to operate profitably in the foreseeable future.


Results of Operations

Total net sales in the first quarter of fiscal 1996 increased 10% to $3,354,000 from sales of $3,063,000 in the first quarter of the prior fiscal year. This is a result of shipments to the Company's largest Original Equipment Manufacturer ("OEM") customer of LAN products, International Business Machines ("IBM"), and an increase in royalty revenues from another new product developed by the Company for IBM.

Sales to IBM accounted for 80% of the Company's revenue in both quarters of fiscal 1996 and 1995. This continues to account for a substantial portion of the Company's revenues and, consequently, the Company's business continues to be volatile due to its dependence on a dominant customer. Since IBM considers product sales and market data confidential, the Company has very little ability to forecast future demand. Because IBM has the exclusive responsibility for marketing and selling of the products that ICOT develops for IBM, the Company's profitability can be significantly affected by IBM's success in the market place.

PC to Mainframe Connectivity sales of $644,000 in the first quarter of fiscal 1996 represents an increase of 7%, when compared with the same quarter of the prior fiscal year due to a single large order from an OEM customer.

Gross margins as a percent of sales increased to 45% in the first quarter of fiscal 1996 from 43% in the same period of fiscal 1995. The increase in margins was primarily attributable to product mix resulting from shipment of new products and additional royalty revenues in the current fiscal year. Amortization of capitalized software costs charged to cost of sales were $61,000 and $21,000 in the first quarter of fiscal 1996 and 1995, respectively.

Net research and development expenses decreased 29% to $360,000 in the first quarter of fiscal 1996 when compared to the same period of the prior year due to a reduction of engineers engaged in PC Connectivity product development resulting from a general decline in the Company's market share. Research and development expenses are net of funded development costs. Funded development costs in the first quarter of fiscal 1996 were $5,000 compared with $95,000 for the comparable period of fiscal 1995. There was no capitalization of software development costs in either fiscal quarter. The Company believes that research and development is a key element in its ability to compete and will continue to make investments in product development and its support of product reliability.

Marketing and sales expenses in the first quarter of fiscal 1996 decreased by $245,000 or 81% from the comparable quarter of fiscal 1995. Such expenses were higher in the prior fiscal quarter due to the Company's hiring of additional inside sales personnel and more participation in trade shows and sales promotion related to the PC-Connectivity business.

General and administrative expenses decreased by $17,000 or 5% from the comparable quarter of fiscal 1995. Lower occupancy costs, combined with reduced legal, audit and professional fees, contributed to the reduced spending levels.

Interest income increased to $86,000 in the first quarter of fiscal 1996 compared with the same period of fiscal 1995. This increase is primarily due to higher interest yields on short-term investments and interest of $52,000 on secured promissory notes receivable from Amati.

The provision for income taxes in the first quarter of fiscal 1996 were $43,000 compared to $11,000 for the comparable period of fiscal 1995.
This provision was a result of net operating profit after benefit of Federal net operating loss carryforwards. Tax provisions were required for Federal alternative minimum tax and California state taxes due to limitations on the use of California's loss carryforwards.


Liquidity and Capital Resources

The Company had cash and short term investments of $2,683,000 as of October 28, 1995, compared to $3,491,000 as of July 29, 1995.

Cash provided by operating activities of $1,010,000 resulted primarily from $816,000 of net income offset by a decrease in accrued expenses and liabilities.

Cash used for investing activities of $1,986,000 resulted primarily from $2,417,000 of acquisition costs and advances to Amati. During the current fiscal quarter $2,425,000 of proceeds were received upon maturities of held-to-maturity investments, offset by purchases of $1,992,000.

Cash provided by financing activities of $601,000 was primarily due to proceeds from the exercise of stock options of $605,000 offset by payments on capital lease obligations.

Currently, the Company does not have a bank line of credit. Establishment of a credit line is underway following a review of cash requirements for the combined business operations. The Company anticipates that available cash reserves, along with its collaborative research and development agreements, licensing agreements and investment income should be adequate to satisfy capital requirements of the Company through the 1996 fiscal year under currently projected revenues and levels of spending. The Company's future capital requirements will depend on many factors, including sales levels, progress in research and development programs, the establishment of collaborative agreements, and costs of manufacturing facilities and commercialization activities. It is likely that the Company will seek additional funding through collaborative agreements or through public or private sale of securities prior to the commercialization of Amati products. The Company had no material commitments for capital expenditures as of October 28, 1995.

Pursuant to the Merger Agreement with Amati, the Company agreed to lend Amati up to $5,500,000 in exchange for a senior secured promissory note due and payable on the earlier of November 30, 1995 or a material breach by Amati of the Merger Agreement, the ("New Amati Note"). The outstanding principal and interest due on the New Amati Note was approximately $5,275,000 as of October 28, 1995. The New Amati Note was subsequently cancelled in conjunction with the merger. The outstanding principal and interest were included in the total purchase price allocated among the assets and liabilities upon completion of the merger on November 28, 1995.

It is the Company's policy to monitor the state of its business, cash requirements, and capital structure.


Effects of Recent Accounting Pronouncements

In October, 1995, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock Based Compensation." The Company does not expect the new pronouncement to have an impact on its results of operations since the intrinsic value based method prescribed by APB Opinion No. 25 and also allowed by SFAS No. 123 will continue to be used.

PART II.  OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

Exhibits

        10.15 Severance Agreement dated May 15, 1995, amended August 12, 1995 between Registrant and Aamer Latif is filed as Exhibit
                10.15 hereto.

Reports on Form 8-K

The Company did not file any reports on Form 8-K during the fiscal quarter ended October 28, 1995.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      ICOT CORPORATION
                                                        (Registrant)



Dated:  December 8, 1995                /S/     JAMES STEENBERGEN
                                                James Steenbergen
                                                Director, President,
                                                Chief Executive Officer and
                                                Chief Financial Officer


Dated: December 8, 1995                 /S/     TERRY MEDEL
                                                Terry Medel
                                                Controller, Treasurer,
                                                Secretary and
                                                Chief Accounting Officer