Form 10-Q
period 1996-01-27
AMATI COMMUNICATIONS CORP
filed 1996-04-12
CIK 65745

UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION
               WASHINGTON, DC  20549

FORM  10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
         For the quarterly period ended January 27, 1996
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
      For the transition period ended....to......................
     Commission file number ...........0-4187....................

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


Registrant's telephone number, including area code:(408) 433-3300


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                      YES  X                    NO

Number of shares outstanding of each of the issuer's classes of common stock:
As of March 8, 1996, 17,098,692 shares of Registrant's Common Stock were outstanding.

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



Signatures

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

AMATI COMMUNICATIONS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (Unaudited)
      (In thousands, except per share data)

                              Three Months Ended          Six Months Ended
                          January 27, January 28,  January 27, January 28,
                            1996        1995         1996        1995
Net sales                  $  2,524    $  2,638  $   5,878    $  5,701
Cost of sales                 1,546       1,446      3,387       3,194
 Gross margin                   978       1,192      2,491       2,507

Operating expenses:
 Research and development     1,023         421      1,383         928
 Marketing and sales            145         216        204         521
 General and administrative     510         293        831         631
 Non-recurring charge        31,554         ---     31,554         ---
   Total operating expenses  33,232         930     33,972       2,080

   Income (loss) from
    operations              (32,254)        262   (31,481)         427

Other income (expense):
 Interest income                  58         63        144         125
 Interest expense                (3)        (2)        (3)         (6)
   Total other income             55         61        141         119

   Income (loss) before
   income taxes             (32,199)        323   (31,340)         546

Provision for income taxes       ---         16         43          27
   Net Income (Loss)       $(32,199)   $    307  $(31,383)    $    519

   Net Income (Loss)
   Per Share               $  (2.12)   $   0.03  $  (2.32)    $   0.04

Weighted Average Number of
Common Shares and Common
Share Equivalents             15,223     11,444     13,551      11,625


The accompanying notes are an integral part of these consolidated condensed financial statments.



          AMATI COMMUNICATIONS CORPORATION
        CONSOLIDATED CONDENSED BALANCE SHEETS
                   (In thousands)
                                          January 27,      July 29,
                                            1996             1995
                                          (Unaudited)
ASSETS

Current assets:
 Cash and cash equivalents                $  2,007       $   1,066
 Short-term investments                        ---           2,425
 Accounts receivable, less allowance of
   $41 in 1996 and $21 in 1995               2,074           1,933
   Inventories                               1,315           1,427
   Other current assets                        804             942
     Total current assets                    6,200           7,793

Equipment and leasehold improvements-net       664             586
Amati advances and acquisition costs           ---           3,240
Other assets                                   371             492
   Total Assets                           $  7,235       $  12,111


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current liabilities of capitalized
   lease obligations                      $     3        $      10
   Accounts payable and accrued expenses      2,613          1,231
   Employee compensation                        344            350
   Convertible notes payable                    395            ---
     Total current liabilities                3,355          1,591

Long-term liabilities:
  Obligations under lease commitments           294            294
    Total long-term liabilities                 294            294

Stockholders' equity                          3,586         10,226
    Total Liabilities and Stockholders'
     Equity                               $   7,235      $  12,111


The accompanying notes are an integral part of these consolidated condensed financial statements.



           AMATI COMMUNICATIONS CORPORATION
   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   (Unaudited)
                  (In thousands)
                                                     Six Months Ended
                                                 January 27,     January 28,
                                                   1996            1995
Cash flows from operating activities:

  Net income (loss)                               $(31,383)      $   519
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
     Depreciation and amortization                      277          239
     Non-recurring charges - merger                  31,554          ---
     Provision for bad debts                             20          ---
     Retirement of capital equipment                      3            1
     Decrease in accounts receivable                    790          129
     Decrease (increase) in inventories                 112         (44)
     Decrease (increase) in other assets                158        (202)
     Decrease in accounts payable, accrued
       expenses and employee compensation           (1,909)        (366)
     Increase (decrease) in other liabilities           395        (124)
     Net cash provided by operating activities           17          152

Cash flows from investing activities:
  Advances to Amati and acquisition costs
   incurred                                         (2,266)          ---
  Purchases of held-to-maturity investments             ---      (3,437)
  Proceeds from maturities of held-to-maturity
   investments                                        2,425        4,402
  Capital expenditures                                 (14)         (13)
    Net cash provided by investing activities           145          952

Cash flows from financing activities:
  Payment of lease obligations                          (7)         (52)
  Repurchase of common stock                            ---        (564)
  Proceeds from exercise of stock options               786            2
    Net cash provided by financing activities           779        (614)

Net increase in cash and cash equivalents               941          490
Beginning balance - Cash and cash equivalents         1,066          645
Ending balance - Cash and cash equivalents        $   2,007      $ 1,135

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest        $       3      $     6

The accompanying notes are an integral part of these consolidated condensed financial statements.


            AMATI COMMUNICATIONS CORPORATION
  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    January 27, 1996
                       (Unaudited)


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

During the second quarter of fiscal 1996, the Company announced the completion of its merger with Amati Communications Corporation ("Old Amati"). The business combination, accounted for as a purchase, resulted in a one time write-off of $31,554,000 for acquired in-process research and development
(See Note E for further discussion). The accompanying condensed financial statements include the results of the Old Amati since the consummation of the merger on November 28, 1995.


Note B - Net Income (Loss) Per Share

Net income (loss) per share is based on the weighted average number of shares outstanding of common stock and common stock equivalents (when dilutive) using the treasury stock method. No common stock equivalents have been included in fiscal 1996 because the effect would decrease the loss per share.


Note C - Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and are comprised of the following:
                                       January 27, 1996         July 29, 1995

           Finished goods                 $        1             $        1
           Work in process                       412                    711
           Purchased and service parts           902                    715
                                          $    1,315             $    1,427

                AMATI COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                         January 27, 1996
                            (Unaudited)

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


Note E - Acquisition of Old Amati

On November 28, 1995, the Company acquired all of the outstanding shares of Amati Communications Corporation ("Old Amati") for approximately $ 29.5 million based upon the fair market value of the Company's common stock of $3.8875 per share using the average of the closing prices of the Company's common stock as reported by the Nasdaq National Market for the five trading days between November 1, 1995 and November 7, 1995.

In accordance with an Emerging Issues Task Force Consensus in November 1995, because the purchase price was contingent upon the Adjustment Condition, as defined in the Prospectus/Proxy Statement, the measurement date for valuing the equity securities is established as of November 3, 1995 which is the date the Adjustment Condition was met and the applicable ratio was established.
The purchase price consisted of the issuance of 2.6 million shares of Company common stock in exchange for all shares of Old Amati common stock, 1.5 million shares of Company common stock in exchange for all shares of Old Amati Series A Preferred Stock, warrants for the purchase of 1.1 million shares of Company common stock in exchange for all Old Amati warrants, and 1.6 million stock options for the purchase of Company common stock in exchange for all Old Amati stock options. The purchase price also includes registration and other acqusition costs of $0.8 million, total cash advances to Old Amati prior to the merger of $5.6 million, net of the estimated proceeds from the assumed exercise of Old Amati options and warrants of $3.3 million.

The transaction was accounted for using the purchase method of accounting. The Company allocated the purchase price to the net assets based upon their estimated fair values. The fair values of tangible assets acquired and liabilities assumed were $1.2 million and $3.2 million, respectively. The balance of the purchase price, $31.6 million, was charged to earnings to write off in-process research and development that had not reached technological feasibility and had no alternative future uses.

The following table reflects unaudited pro forma combined results of operations of the Company and Old Amati on the basis that the acquisition had taken place and the related charge, noted above, was recorded at the beginning of the fiscal year for each of the periods presented:

                                                 Six Months Ended
                                    January 27, 1996         January 28, 1995
                                      (in thousands except per share data)
        Revenues                      $     7,305             $     6,279
        Net loss                      $  (33,832)             $  (33,963)
        Net loss per share            $    (2.03)             $    (2.09)
        Shares used in computation         16,672                  16,261


In management's opinion, the unaudited pro forma combined results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 1995 or at the beginning of 1996 or of future operations of the combined companies under the ownership and management of the Company.

Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations


Introduction

To the extent that Management's Discussion and Analysis of Financial Condition and Results of Operation discusses financial projections, information or expectation about the Company's products or markets, or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These include, among others, successful and timely development and acceptance of new products, the availability of sufficient funding to complete development of new products and other factors described below. In addition, such risks and uncertainties also include the matters identified under the heading "Risk Factors" below.


Overview

On November 28, 1995, ICOT Corporation, the ("Company"), and Amati Communications Corporation ("Old Amati"), a privately held Mountain View, California based company completed a merger by which Old Amati became a wholly-owned subsidiary of the Company. Effective as of the merger, the name of the Company was changed to "Amati Communications Corporation," and the Company's common stock began trading on the Nasdaq National Market under the symbol "AMTX" on November 29, 1995.

Under the terms of the merger agreement with Old Amati, the shareholders, warrant holders and option holders of Old Amati acquired approximately 35% of the fully diluted shares (6,788,924) of the Company. As of the merger date, Old Amati employed twenty-four full time employees, including four in manufacturing, two in sales and customer support, fifteen in engineering and three in finance and administration. Old Amati is a development stage company that develops and markets advanced transmission systems utilizing Discrete Multi-tone ("DMT") technology to provide high speed transmission over copper and cable media. Old Amati's DMT technology has been selected as the ANSI and ETSI standard for Asymmetric Digital Subscriber Line (ADSL). The Company is not expected to operate profitably in the foreseeable future.


Results of Operations

Total net sales in the second quarter of fiscal 1996 decreased 4% to $2,524,000 from sales of $2,638,000 in the second quarter of the prior fiscal year. For the first six months of fiscal 1996, net sales increased 3% to $5,878,000 compared to sales of $5,701,000 for the comparable fiscal 1995 six-month period.

Sales to IBM accounted for 55% and 70% of the Company's revenue in the second quarter and first half of fiscal 1996, respectively, compared with 81% for the comparable periods of fiscal 1995. The Company expects that IBM will continue to account for a substantial portion of the Company's revenues until the time it completes development and commercialization of its ADSL products. IBM is not obligated to purchase any specified amounts of products or to provide binding forecasts of product purchases for any period. Since IBM considers product sales and market data confidential, the Company has very little ability to forecast future demand. Furthermore, since IBM has the exclusive responsibility for marketing and selling of the products that the Company develops, results of operations can be significantly affected by IBM's success in the market place.

During the period following the merger, the Company shipped Old Amati's Overture series of transceivers. The Overture 4 is a prototype that does not have a low enough cost or low enough power consumption for mass deployment and its components are entirely discrete (off the shelf). Revenues realized from these field trials were $749,000 in the second quarter of fiscal 1996. The Company anticipates the Overture series to participate in additional field trials internationally for fiscal 1996.

PC to Mainframe Connectivity sales of $378,000 and $1,012,000 in the second quarter and first six months of fiscal 1996 represent a decline of 26% and 10%, respectively, when compared with the same periods of the prior fiscal year. The PC to Mainframe Connectivity market is highly competitive and is characterized by rapid advances in technology which frequently result in the introduction of new products with improved performance characteristics, thereby subjecting the Company's products to risk of technological obsolescence. The Company competes directly or indirectly with a broad range of companies, many of whom have significantly greater resources. In addition, the Company is only competing for a limited and declining segment of the market.

Gross margins as a percent of sales were 39% in the second quarter and 42% for the first six months of fiscal 1996 compared with 45% and 44% for the same periods of fiscal 1995. The decrease in margins was primarily attributable to product mix resulting from shipment of new products to IBM and costs to complete test trials. Amortization of capitalized software costs charged to cost of sales were $61,000 and $123,000 in the second quarter and first six months of fiscal 1996, respectively.

Net research and development expenses increased 143% to $1,023,000 in the second quarter and 49% to $1,383,000 in the first six months of fiscal 1996 when compared to the same periods of fiscal 1995 largely as a result of the fifteen Old Amati engineers added as a result of the merger. Research and development expenses are net of funded development costs from IBM. Funded development costs in the second quarter and first half of fiscal 1996 were $138,000 and $143,000 compared with $95,000 and $248,000, respectively, in fiscal 1995. There was no capitalization of software development costs in either fiscal quarter. The Company considers research and development a key element in its ability to compete and will continue to make investments in product development for IBM and its support of product reliability. From the technology acquired in the merger, the Company believes it has a technological leadership position in DMT modulation. Maintaining this position is largely dependent on the Company's ability to develop new products that meet a wide range of customer needs. Research and development efforts for the DMT technology are grouped into three areas: the microelectronics group primarily focused on ADSL and Very High Speed Digital Subscriber Lines (VDSL) markets, the software group on the development of firmware for the Overture series and the hardware group directed towards analogy and digital design activities. All research and development expenses related to this technology are charged to operations as incurred.

Marketing and sales expenses decreased by $71,000 or 33% in the second quarter and by $317,000 or 61% for the six months of fiscal 1996 when compared with the same periods of prior fiscal year. Expenses decreased due to a reduction in inside sales personnel and less participation in trade shows related to the PC-Connectivity business. Sales, marketing and customer support operations of the acquired business, which cover both domestic and international markets, is handled by three persons. The Company's strategy is to sell to telephone companies worldwide through large telecommunication suppliers who will integrate the Company's products into larger systems for their customers.
This type of OEM selling does not require a large sales force.

General and administrative expenses increased by $217,000 or 74% in the second quarter and $200,000 or 32% for the six months of fiscal 1996 when compared with the same periods of prior fiscal year. This is primarily due to additional corporate staffing and occupancy costs associated with the merger.

Interest income decreased to $58,000 in the second quarter due to maturities of held-to-maturity investments when compared to the same period of fiscal 1995. The increase to $144,000 for the comparable six-month period is a result of higher interest yields of short term investments in fiscal 1996.

The provision for income taxes for the six months of fiscal 1996 were $43,000 compared to $27,000 for the comparable period of fiscal 1995. This provision was a result of net operating profit after benefit of Federal net operating loss carryforwards. Tax provisions were required for Federal alternative minimum tax and California state taxes due to limitations on the use of California's loss carryforwards. The Company had provided a valuation allowance against the deferred tax asset attributable to the net operating losses due to uncertainties regarding the realization of these assets.


Liquidity and Capital Resources

The Company had cash and short term investments of $2,007,000 as of January 27, 1996, compared to $3,491,000 as of July 29, 1995. Cash provided by operating activities of $17,000 related primarily to the Company's net loss after adjusting for non-recurring charges. Cash provided by investing activities of $145,000 resulted primarily from the purchase of Amati, net of cash acquired of $2,266,000 offset by the maturity of held-to-maturity investments of $2,425,000. Cash provided by financing activities of $779,000 was primarily a result of proceeds from the exercise of stock options of $786,000.

During the second quarter, the Company secured a bank line of credit for $1,200,000. The Company anticipates that available cash reserves, along with its collaborative research and development agreements, licensing agreements and investment income should be adequate to satisfy capital requirements of the Company through the 1996 fiscal year under currently projected revenues and levels of spending. The Company's future capital requirements will depend on many factors, including sales levels, progress in research and development programs, the establishment of collaborative agreements, and costs of manufacturing facilities and commercializat on activities. It is likely that the Company will seek additional funding through collaborative agreements or through public or private sale of securities prior to the commercialization of Old Amati products. Old Amati's core technology is DMT, a multicarrier modulation technology. The purpose of a modulation technology is to transmit a signal over a given medium as efficiently as possible. The Company is currently developing products to provide high speed digital video, voice and data transmission over copper and coaxiable cable media. The Company believes that, in order to design and manufacture commercially acceptable products, cost and performance improvements beyond what is available with current technology will be necessary. Accordingly, the Company has assembled a microelectronic team that is designing custom integrated semiconductor circuits utilizing standard ASIC design systems and certain technologies beyond ASIC. The Company intends to continue to invest in and expand this activity. The Company had no material commitments for capital expenditures as of January 27, 1996.

It is the Company's policy to monitor the state of its business, cash requirements, and capital structure.


Risk Factors

Any long-term viability, profitability and growth from the Company's technology depends upon successful commercialization of products resulting from research and development activities. Extensive additional research and development will be required prior to commercialization of certain products.

There can be no assurance that the Company will be successful in developing ADSL products that can be sold at prices low enough to be variable in the market. Furthermore, there is no assurance that the Company's DMT technology will be successful in developing ANSA VDSL standard.

Competition in the telecommunications transmission business is expected to increase. Most of the Company's competitors in the communications industry, including major communications companies, are more established, benefit from greater market recognition and have greater financial, technical, production and marketing resources than the Company. There can be no assurance that developments by others will not render the Company's products or technologies obsolete or noncompetitive or that the Company will be able to keep pace with new technological developments.

The Company is largely dependent on systems integrators for the introduction of its telecommunications products to field trials. There can be no assurance that systems integrators will select the Company's products for field trials or, if they do initially select the Company's products, that they will continue to use them.

The Company expects that sales outside of the United States will represent a significant portion of its future sales, especially of the Company's ADSL products. Operations outside of the United States are subject to various risks, including exposure to currency fluctuations, the imposition of governmental controls, the need to comply with a wide variety of foreign and United States export laws, political and economic instability, trade restrictions, changes in tariffs and taxes, and longer payment cycles typically associated with international sales.

Legislation recently passed by Congress significantly alters the regulations on telephone companies and cable companies in the United States, and there can be no assurance that such legislation will not adversely affect the commercialization of the Company's telecommunications products.

The Company intends to outsource its manufacturing operations to independent third party manufacturers. There can be no assurance that the Company's third party manufacturers will provide adequate supplies of quality product on a timely basis. The inability to obtain such products on a timely basis would have a material adverse effect on the Company's business, operation results and financial condition.

There can be no assurance that any patents owned or controlled by the Company will provide commercially significant protection of the Company's technology or ensure that the Company not be determined to infringe valid patents of others.

The Company's future capital requirements depend on many factors, including sales levels, progress in research and development programs, establishment of collaborative agreements, and costs of manufacturing and commercialization activities. There can be no assurance that additional funding will be available on acceptable terms, if at all. Stockholders and potential investors should carefully consider the risks associated with the Company and should be aware that these risks may negatively impact the Company's stock price.


PART II.  OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

Exhibits

10.16* License Agreement dated January 1, 1992 between Registrant and Stanford University and University Ventures II, a California limited investment partnership, is filed as Exhibit 10.16 hereto.

10.17* License Agreement dated March 16, 1995 between Registrant and Motorola is filed as Exhibit 10.17 hereto.

10.18 Employment Agreement dated May 5, 1995 with Dr. John Cioffi is filed as Exhibit 10.18 hereto.

* Confidential treatment has been requested with respect to specific portions of this exhibit.


Reports on Form 8-K

The Company filed a Current Report on Form 8-K for November 28, 1995, as amended, relating to the acquisition of the former Amati Communications Corporation.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  AMATI COMMUNICATIONS CORPORATION
                                            (Registrant)



Dated:  March 11, 1996              /S/         JAMES STEENBERGEN
                                    James Steenbergen
                                    Director, President,
                                    Chief Executive Officer and
                                    Chief Financial Officer


Dated:  March 11, 1996              /S/        TERRY MEDEL
                                    Terry Medel
                                    Controller, Treasurer, Secretary and
                                    Chief Accounting Officer