Form 10-Q
period 1996-04-27
AMATI COMMUNICATIONS CORP
filed 1996-06-11
CIK 65745

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC 20549

                                   FORM  10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED.........APRIL 27, 1996.....................

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD ENDED........TO.................................

      COMMISSION FILE NUMBER ..............0-4187...............................


                        AMATI COMMUNICATIONS CORPORATION
                           (FORMERLY ICOT CORPORATION)
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                        94-1675494
     (State or other jurisdiction of                           (IRS Employer
      incorporation or organization)                         Identification No.)



 3801 ZANKER ROAD, PO BOX 5143, SAN JOSE, CA                     95150-5143
  (Address of Principal Executive Offices)                       (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:            (408) 433-3300


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR AT LEAST THE PAST 90 DAYS.

                    YES  X                       NO
                       -----                       -----

NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK:

AS OF JUNE 7, 1996, 17,360,549 SHARES OF REGISTRANT'S COMMON STOCK WERE OUTSTANDING.


- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

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

                    SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        AMATI COMMUNICATIONS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                               Three Months Ended                   Nine Months Ended
                                         ------------------------------      --------------------------------
                                           APRIL 27,         April 29,         APRIL 27,           April 29,
                                             1996              1995              1996                1995
                                         ------------      ------------      ------------        ------------
 Net sales                               $   3,756         $   3,036         $   9,634           $   8,737
 Cost of sales                               2,180             1,867             5,566               5,061
                                         ---------         ---------         ---------           ---------
    Gross margin                             1,576             1,169             4,068               3,676

 Operating expenses:
    Research and development                 1,105               353             2,489               1,281
    Marketing and sales                        276               239               480                 760
    General and administrative                 696               184             1,527                 815
    Non-recurring charge (1)                    --                --            31,554                  --
                                         ---------         ---------         ---------           ---------
          Total operating expenses           2,077               776            36,050               2,856
          Income (loss) from
           operations                         (501)              393           (31,982)                820

 Other income (expense):
    Interest income                             11                72               155                 198
    Interest expense                            (8)               (1)              (11)                 (7)
                                         ---------         ---------         ---------           ---------
          Total other income                     3                71               144                 191

          Income (loss) before
           income taxes                       (498)              464           (31,838)              1,011

 Provision for income taxes                     --                23                43                  51
                                         ---------         ---------         ---------           ---------
          NET INCOME (LOSS)              $    (498)        $     441         $ (31,881)          $     960
                                         ---------         ---------         ---------           ---------
                                         ---------         ---------         ---------           ---------

          NET INCOME (LOSS) PER
           SHARE                         $   (0.03)        $    0.04         $   (2.16)           $   0.08
                                         ---------         ---------         ---------           ---------
                                         ---------         ---------         ---------           ---------

 Weighted Average Number of
  Common Shares and Common
  Share Equivalents                         17,138            11,454            14,747              11,595
                                         ---------         ---------         ---------           ---------
                                         ---------         ---------         ---------           ---------

(1) Reflects the write-off of in-process research and development acquired through the Company's acquisition of the Old Amati in November 1995.

            The accompanying notes are an integral part of these
                consolidated condensed financial statements.

                        AMATI COMMUNICATIONS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                APRIL 27,           July 29,
                                                  1996                1995
                                              -------------       ------------
                                               (UNAUDITED)
 ASSETS

 Current assets:
    Cash and cash equivalents                  $     1,478         $     1,066
    Short-term investments                              --               2,425
    Accounts receivable, less allowance of
     $41 in 1996 and $21 in 1995                     3,197               1,933
    Inventories                                      1,289               1,427
    Other current assets                               952                 942
                                               -----------         -----------
        Total current assets                         6,919               7,793

 Amati advances and acquisition costs                   --               3,240
 Equipment and leasehold improvements-net              734                 586
 Other assets                                          324                 492
                                               -----------         -----------
    TOTAL ASSETS                               $     7,974          $   12,111
                                               -----------         -----------
                                               -----------         -----------

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Accounts payable and accrued expenses      $     3,279         $     1,241
    Employee compensation                              680                 350
    Convertible notes payable                          395                  --
                                               -----------         -----------
         Total current liabilities                   4,354               1,591

 Long-term liabilities:
    Obligations under lease commitments                294                 294
                                               -----------         -----------
        Total long-term liabilities                    294                 294

 Stockholders' equity                                3,326              10,226
                                               -----------         -----------
    TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                    $     7,974          $   12,111
                                               -----------         -----------
                                               -----------         -----------

            The accompanying notes are an integral part of these
                consolidated condensed financial statements.

                        AMATI COMMUNICATIONS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                         Nine Months Ended
                                                               ------------------------------------
                                                                 APRIL 27,              April 29,
                                                                    1996                  1995
                                                               -------------        ---------------
 Cash flows from operating activities:
     NET INCOME (LOSS)                                          $  (31,881)          $        960
     Adjustments to reconcile net income (loss) to net
      cash provided by (used for) operating activities:
          Depreciation and amortization                                418                    539
          Non-recurring charges -- merger                           31,554                     --
          Provision for bad debts                                       20                     --
          Retirement of capital equipment                                3                     43
          Increase in accounts receivable                             (333)                  (223)
          Decrease in inventories                                      138                    334
          Increase in other assets                                      (7)                  (361)
          Decrease in accounts payable, accrued
           expenses and employee compensation                         (917)                  (667)
          Increase (decrease) in other liabilities                     395                   (124)
                                                              ------------            -----------
         NET CASH PROVIDED BY (USED FOR) OPERATING
          ACTIVITIES                                                  (610)                   501
                                                              ------------            -----------

 Cash flows from investing activities:
      Advances to Amati and acquisition costs incurred              (2,266)                  (550)
      Purchases of held-to-maturity investments                         --                 (5,862)
      Proceeds from maturities of held-to-maturity investments       2,425                  6,885
      Capital expenditures                                            (161)                   (61)
                                                              ------------            -----------
         NET CASH PROVIDED BY (USED FOR) INVESTING
          ACTIVITIES                                                    (2)                   412
                                                              ------------            -----------
 Cash flows from financing activities:
      Payment of lease obligations                                      --                    (76)
      Repurchase of common stock                                        --                   (563)
      Proceeds from exercise of stock options                        1,024                      2
                                                              ------------            -----------
         NET CASH PROVIDED BY (USED FOR) FINANCING
          ACTIVITIES                                                 1,024                   (637)
                                                              ------------            -----------

 NET INCREASE IN CASH AND CASH EQUIVALENTS                             412                    276
 BEGINNING BALANCE -- CASH AND CASH EQUIVALENTS                      1,066                    645
                                                              ------------            -----------
 ENDING BALANCE -- CASH AND CASH EQUIVALENTS                   $     1,478            $       921
                                                              ------------            -----------
                                                              ------------            -----------

 Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                  $         3            $         7
                                                              ------------            -----------
                                                              ------------            -----------


            The accompanying notes are an integral part of these
                consolidated condensed financial statements.

                        AMATI COMMUNICATIONS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 April 27, 1996
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and notes related thereto included in the Company's Annual Report on Form 10-K for the year ended July 29, 1995. The results for the period are not necessarily indicative of results for the full fiscal year.

On November 28, 1995, the Company announced the completion of its merger with Amati Communications Corporation ("Old Amati"). The business combination, accounted for as a purchase, resulted in a one time write-off of $31,554,000 for acquired in-process research and development (See Note E for further discussion). The accompanying condensed financial statements include the results of the Old Amati since the consummation of the merger.

NOTE B - NET INCOME (LOSS) PER SHARE

Net income (loss) per share is based on the weighted average number of shares outstanding of common stock and common stock equivalents (when dilutive) using the treasury stock method. No common stock equivalents have been included in fiscal 1996 because the effect would decrease the loss per share.

NOTE C - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and are comprised of the following:


                                           April 27, 1996         July 29, 1995
                                           --------------         -------------
 Finished goods                                $     1                $     1
 Work in process                                   578                    711
 Purchased and service parts                       710                    715
                                               -------                -------
                                               $ 1,289                $ 1,427
                                               -------                -------
                                               -------                -------

                        AMATI COMMUNICATIONS CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 April 27, 1996
                                   (Unaudited)

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

In accordance with an Emerging Issues Task Force Consensus in November 1995, because the purchase price was contingent upon the Adjustment Condition, as defined in the Prospectus/Proxy Statement, the measurement date for valuing the equity securities is established as of November 3, 1995 which is the date the Adjustment Condition was met and the applicable ratio was established. The purchase price consisted of the issuance of 2.6 million shares of Company common stock in exchange for all shares of Old Amati common stock, 1.5 million shares of Company common stock in exchange for all shares of Old Amati Series A Preferred Stock, warrants for the purchase of 1.1 million shares of Company common stock in exchange for all Old Amati warrants, and 1.6 million stock options for the purchase of Company common stock in exchange for all Old Amati stock options. The purchase price also includes registration and other acquisition costs of $0.8 million, total cash advances to Old Amati prior to the merger of $5.6 million, net of the estimated proceeds from the assumed exercise of Old Amati options and warrants of $3.3 million.

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

                      AMATI COMMUNICATIONS CORPORATION
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                              April 27, 1996
                                (Unaudited)

The following table reflects unaudited pro forma combined results of operations of the Company and Old Amati on the basis that the acquisition had taken place and the related charge, noted above, was recorded at the beginning of the fiscal year for each of the periods presented:

                                                    Nine Months Ended
                                        ---------------------------------------
                                        April 27, 1996           April 29, 1995
                                        --------------           --------------
                                          (in thousands except per share data)
 Revenues                                  $   11,061                $   9,454
 Net loss                                  $  (34,330)               $ (35,138)
 Net loss per share                        $    (2.04)               $   (2.16)
 Number of Shares used in
  computation                                  16,827                   16,250

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

Under the terms of the merger agreement with Old Amati, the shareholders, warrant holders and option holders of Old Amati acquired approximately 35% of the fully diluted shares (6,788,924) of the Company. As of the merger date, Old Amati employed twenty-four full time employees, including four in manufacturing, two in sales and customer support, fifteen in engineering and three in finance and administration. Old Amati is a development stage company that develops and markets advanced transmission systems utilizing Discrete Multi-tone ("DMT") technology to provide high speed transmission over copper and cable media. Old Amati's DMT technology has been selected as the ANSI and ETSI standard for Asymmetric Digital Subscriber Line ("ADSL").

The Company is also a provider of network connectivity systems for the PC-Connectivity and Original Equipment Manufacturing ("OEM") markets. Its products include local area network gateways, client based work station, software and network data communications interfaces. The products are sold principally in the United States from its corporate headquarters in San Jose, California. The combined business is not expected to operate profitably in the foreseeable future.

RESULTS OF OPERATIONS

Total net sales in the third quarter of fiscal 1996 increased 24% to $3,756,000 from sales of $3,036,000 in the third quarter of the prior fiscal year. For the nine months of fiscal 1996, net sales increased 10% to $9,634,000 compared to sales of $8,737,000 for the comparable fiscal 1995 nine-month period.

Sales to IBM accounted for 56% and 64% of the Company's revenue in the third quarter and nine-month-period of fiscal 1996, respectively, compared with 81% for the comparable periods of fiscal 1995. Although dependence on one dominant customer has been reduced since the merger the Company expects that IBM will continue to account for a substantial portion of the Company's revenues until the time it completes development and commercialization of its ADSL products. IBM is not obligated to purchase any specified amounts of products or to provide binding forecasts of product purchases for any period. Since IBM considers product sales and market data confidential, the Company has very little ability to forecast future demand. Furthermore, since IBM has the exclusive responsibility for marketing and selling of the products that the Company develops, results of operations can be significantly affected by IBM's success in the market place.

During the period following the merger, the Company has shipped Old Amati's Overture series of transceivers. The Overture 4 is a prototype that does not have a low enough cost or low enough power consumption for mass deployment and its components are entirely discrete (off the shelf). This product is to be phased out in favor of the next series called Overture 8. In the third quarter of fiscal 1996 the Company delivered the Overture 8 which is characterized by a higher bandwidth as defined by the ANSI standards. This product is currently installed in its first field trial of broadcast video in Australia. Sales of Overture series field trials were $994,000 and $1,743,000 in the third quarter and nine-month period of fiscal 1996, respectively. In addition, contract revenues of $148,000 from customization of products were also realized in the third quarter of fiscal 1996. The Company anticipates the Overture series to continue to participate in additional field trials internationally for the remainder of fiscal 1996.

PC to Mainframe Connectivity sales of $528,000 and $1,540,000 for the third quarter and the nine-month period of fiscal 1996 represent a decline of 1% and 6%, respectively, when compared with the same periods of the prior fiscal year. The PC to Mainframe Connectivity market is highly competitive and is characterized by rapid advances in technology which frequently result in the introduction of new products with improved performance characteristics, thereby subjecting the Company's products to risk of technological obsolescence. The Company competes directly or indirectly with a broad range of companies, many of whom have significantly greater resources. In addition, the Company is only competing for a limited and declining segment of the market.

Gross margins as a percent of sales were 42% for the third quarter and nine months of fiscal 1996 compared with 39% and 42% for the same periods of fiscal 1995. The increase in margin in the third quarter of fiscal 1996 was primarily attributable to product mix resulting from shipment of new products to IBM and costs to complete the Overture series of test trials. Amortization of capitalized software costs charged to cost of sales were $61,000 and $185,000 in the third quarter and nine months of fiscal 1996, respectively.

Net research and development expenses increased 213% to $1,105,000 in the third quarter and 94% to $2,489,000 in the nine months of fiscal 1996 when compared to the same periods of fiscal 1995 largely as a result of the fifteen Old Amati engineers added because of the merger and the addition of three new employees. Research and development expenses are net of funded development costs from IBM. Funded development costs in the third quarter and nine month period of fiscal 1996 were $150,000 and $288,000 compared with $222,000 and $470,000, respectively, in fiscal 1995. There was no capitalization of software development costs in either fiscal quarter. The Company considers research and development a key element in its ability to compete and will continue to make investments in product development for IBM and its support of product reliability. From the technology acquired in the merger, the Company believes it has a leadership position in DMT modulation. Maintaining this position is largely dependent on the Company's ability to develop new products that meet a wide range of customer needs. Research and development efforts for the DMT technology are grouped into three areas: the microelectronics group primarily focused on ADSL and Very High Speed Digital Subscriber Lines (VDSL) markets, the software group on the development of firmware for the Overture series and the hardware group directed towards analogy and digital design activities. All research and development expenses related to this technology are charged to operations as incurred.

Marketing and sales expenses increased by $37,000 or 15% for the third quarter as a result of overseas travel when compared with the same period of prior fiscal year. For the nine month period of fiscal 1996 a decrease of $280,000 or 37% is due to a reduction in inside sales personnel and less participation in trade shows related to the PC-Connectivity business when compared with the same nine month period of fiscal 1995. Sales, marketing and customer support operations of the acquired business, which cover both domestic and international markets, is handled by three persons. The Company's strategy is to sell to telephone companies worldwide through large telecommunication suppliers who will integrate the Company's products into larger systems for their customers. This type of OEM selling does not require a large sales force.

General and administrative expenses increased by $512,000 or 278% in the third quarter and $712,000 or 87% in the nine months of fiscal 1996 when compared with the same periods of prior fiscal year. This is primarily due to additional corporate staffing, travel expenses and occupancy costs associated with the merger.

Interest income decreased to $11,000 in the third quarter and to $155,000 in the nine months of fiscal 1996 due to maturities of held-to-maturity investments when compared to the same period of fiscal 1995.

The provision for income taxes for the nine months of fiscal 1996 was $43,000 compared to $51,000 for the comparable period of fiscal 1995. Tax provisions were required for Federal alternative minimum tax and California state taxes due to limitations on the use of California's loss carryforwards. The Company had provided a valuation allowance against the deferred tax asset attributable to the net operating losses due to uncertainties regarding the realization of these assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and short term investments of $1,478,000 as of April 27, 1996, compared to $3,491,000 as of July 29, 1995. Cash used for operating activities of $610,000 related primarily to the Company's net loss after adjusting for non-recurring charges. Cash used for investing activities resulted primarily from the purchase of Old Amati, net of cash acquired of $2,266,000 offset by the maturities of held-to-maturity investments of $2,425,000. Cash provided by financing activities of $1,024,000 were from proceeds of stock options exercised.

Currently, the Company has a bank line of credit for $1,200,000. The Company anticipates that available cash reserves, along with its collaborative research and development agreements and licensing contracts should be adequate to satisfy capital requirements of the Company through the 1996 fiscal year. Establishment of a capital lease line is underway and should be in place before the end of fiscal 1996. The Company's future capital requirements will depend on many factors, including sales levels, progress in research and development programs, the establishment of collaborative agreements, and costs of manufacturing facilities and commercialization activities.

It is likely that the Company will seek additional funding through collaborative agreements or through public or private sale of securities prior to the commercialization of Old Amati products. Old Amati's core technology is DMT, a multicarrier modulation technology. The purpose of a modulation technology is to transmit a signal over a given medium as efficiently as possible. The Company is currently developing products to provide high speed digital video, voice and data transmission over copper and coaxial cable media. The Company believes that, in order to design and manufacture commercially acceptable products, cost and performance improvements beyond what is available with current technology will be necessary. Accordingly, the Company has assembled a microelectronic team that is designing custom integrated semiconductor circuits utilizing standard ASIC design systems and certain technologies beyond ASIC. The Company intends to continue to invest in and expand this activity.

The Company had no material commitments for capital expenditures as of April 27, 1996. It is the Company's policy to monitor the state of its business, cash requirements, and capital structure.

RISK FACTORS

Any long-term viability, profitability and growth from the Company's technology depends upon successful commercialization of products resulting from research and development activities. Extensive additional research and development will be required prior to commercialization of certain products.

There can be no assurance that the Company will be successful in developing ADSL products that can be sold at prices low enough to be viable in the market. Furthermore, there is no assurance that the Company's DMT technology will be successful in obtaining the ANSI VDSL standard.

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

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the fiscal quarter ended April 27, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           AMATI COMMUNICATIONS CORPORATION
                                       ----------------------------------------
                                                     (Registrant)


Dated:  June 7, 1996                            /S/ JAMES STEENBERGEN
                                       ----------------------------------------
                                                    James Steenbergen
                                                   Director, President,
                                               Chief Executive Officer and
                                                 Chief Financial Officer


Dated:  June 7, 1996                               /S/ TERRY MEDEL
                                       ----------------------------------------
                                                       Terry Medel
                                         Controller, Treasurer, Secretary and
                                                 Chief Accounting Officer