Form 10-Q/A
period 1996-01-27
AMATI COMMUNICATIONS CORP
filed 1996-09-11
CIK 65745

                       UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549

FORM  10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended January 27, 1996

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period ended....to......................
    Commission file number...........0-4187....................

AMATI COMMUNICATIONS CORPORATION
(Formerly ICOT Corporation)
(Exact name of registrant as specified in its charter)


Delaware                                             94-1675494
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                       Identification No.)


2043 Samaritan Drive,                               CA  95124
(Address of Principal Executive Offices)            (Zip Code)


Registrant's telephone number, including area code:(408) 879-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                      YES  X                    NO

Number of shares outstanding of each of the issuer's classes of common stock:
As of September 9, 1996, 16,385,994 shares of Registrant's Common Stock were outstanding.

PART II.  OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

Exhibits

+10.16* License Agreement dated January 1, 1992 between Registrant and Stanford University and University Ventures II, a California limited investment partnership, is filed as Exhibit 10.16 hereto.

+10.17 License Agreement dated March 16, 1995 between Registrant and Motorola is filed as Exhibit 10.17 hereto.

 10.18* Employment Agreement dated May 5, 1995 with Dr. John Cioffi is filed as Exhibit 10.18 hereto.

+ Confidential treatment has been requested with respect to specific portions of this exhibit.

* Previously filed

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


                                  AMATI COMMUNICATIONS CORPORATION
                                            (Registrant)

Dated:  September 10, 1996          /S/        TERRY MEDEL
                                    ---------------------------------------
                                    Terry Medel
                                    Controller, Treasurer, Secretary and
                                    Chief Accounting Officer