Form 10-K
period 1996-07-27
AMATI COMMUNICATIONS CORP
filed 1996-10-23
CIK 65745

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
           For the fiscal year ended JULY 27, 1996
                                                     OR
/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
           For the transition period from to
           Commission file number 0-4187

                        AMATI COMMUNICATIONS CORPORATION

                          (Formerly ICOT Corporation)

             (Exact name of registrant as specified in its charter)

                   DELAWARE                                       94-1675494
       (State or other jurisdiction of                         (I.R.S. Employer
        incorporation or organization)                       Identification No.)

2043 SAMARITAN DRIVE, SAN JOSE, CA                                  95124
(Address of principal executive offices)                          (Zip Code)

           Registrant's telephone number, including area code:                (408)
                                           879-2000

Securities registered pursuant to Section 12(b) of the Act:

                                                NAME OF EACH EXCHANGE
 TITLE OF EACH CLASS                             ON WHICH REGISTERED
----------------------                          ----------------------
                                 NONE

Securities registered pursuant to Section 12(g) of the Act:

                                 TITLE OF CLASS
                          COMMON STOCK, $.20 Par Value

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

    The approximate aggregate market value of the registrant's common stock held by non-affiliates on October 18, 1996 (based upon the closing sales price of such stock as reported in the National Market by Nasdaq as of such date) was $403,085,274.

    As of October 18 1996, 17,718,034 shares of Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain sections of the Proxy Statement to be filed in connection with the 1996 Annual Meeting of Stockholders are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        AMATI COMMUNICATIONS CORPORATION

                                 1996 FORM 10-K

                                TABLE OF CONTENTS

                                     PART I

Item 1.   Business...................................................1

Item 2.   Properties.................................................8

Item 3.   Legal Proceedings..........................................9

Item 4.   Submission of Matters to a Vote of Security Holders........9


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters.......................................10

Item 6.  Selected Financial Data.....................................10

Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................11

Item 8.  Financial Statements and Supplementary Data.................18

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................36


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant........37

Item 11.   Executive Compensation....................................39

Item 12.   Security Ownership of Certain Beneficial Owners and
             Management..............................................40

Item 13.   Certain Relationships and Related Transactions............40


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on
             Form 8-K................................................41


SIGNATURES...........................................................45

                                     PART I


ITEM 1.    BUSINESS

     Incorporated under the laws of the state of Delaware in 1968 as Microform Data Systems, Inc., the Company changed its name to ICOT Corporation in 1980. On November 28, 1995, ICOT Corporation, based in San Jose, California and Amati Communications Corporation ("Old Amati"), a privately held Mountain View, California based company completed a merger by which Old Amati became a wholly-owned subsidiary of the Company. Effective as of the merger, the Company's name was changed to Amati Communications Corporation, and its common stock began trading on the Nasdaq National Market under the symbol "AMTX". To accommodate its recent growth and to consolidate facilities of the merged entities, the Company moved to a new office in September 1996. The Company's principal offices are now located at 2043 Samaritan Drive, San Jose, California, 95124 and its telephone number is
(408) 879-2000, fax number is (408) 879-2900 and World Wide Web site is at : http//www.amati.com.

     The Company is a leading developer of advanced transmission equipment utilizing Discrete Multi-tone ("DMT") technology for Asymmetrical Digital Subscriber Line ("ADSL") and Very high-speed Digital Subscriber Line ("VDSL") markets. The Company holds DMT and ADSL patents and has entered into agreements covering its technology, or is in discussions regarding such agreements, with companies like Motorola, NEC and Nortel.

     The Company is also a provider of network connectivity systems for the internetworking and Original Equipment Manufacturers ("OEM") markets. These products are used primarily in two applications:

     - International Business Machines Corporation ("IBM") compatible personal computers ("PCs") to IBM mainframe connectivity applications in Local Area Networks ("LANs").
     - Bridge products for interconnecting Token-Ring LANs, Token-Ring and Ethernet LANs, and Token-Ring LANs over Wide Area Networks ("WANs").


PRODUCTS AND MARKETS

     The Company is currently developing products to provide high speed digital video, voice and data transmission over copper coaxial cable media utilizing DMT modulation technology. See "Technology" referenced below. Beginning in 1987, Professor John M. Cioffi, who undertook initial research on DMT technology, and his graduate students developed the concept of utilizing DMT technology to transmit large amounts of digital code and multimedia signals over ordinary telephone lines. This research resulted in three patents, owned by Stanford University, to which the Company holds an exclusive worldwide royalty-bearing license.

     The Company has developed the DMT technology primarily for ADSL applications. In 1992, a prototype system was developed with funding from Northern Telecom to participate in the competition for the American National Standards Institute ("ANSI") standard for the ADSL transmission specification. In 1993, Amati's DMT technology was selected by ANSI and, as a result, is recognized as the United States standard for ADSL transmission.
In cooperation with ANSI, the European Telecommunications Standards Institute ("ETSI") has provided an information annex that makes the appropriate data rate changes for European ADSL service. The Company believes the award of the ANSI and ETSI standards will increase the market potential for the Company's products. Because Amati's DMT technology was selected as the standard for ADSL, it is required to license such technology on a fair and reasonable basis to third parties who request it.

ADSL (ASYMMETRICAL DIGITAL SUBSCRIBER LINE)

     In the late 1980's, Bellcore, the research entity jointly created and funded by the seven Regional Bell Operating Companies for the development of new technologies, developed the parameters for ADSL as a high-quality, low-cost method for transmitting digital video from the central office of the local telephone company to a subscriber's home over ordinary copper twisted-pair wire. The term "asymmetric" refers to the fact that there is a different data rate in each direction (bi-directional) of the transmission. The ANSI standard for ADSL sets the data rate at approximately 6 Mbps to the subscriber's home and approximately 600 Kbps from the subscriber's home to the central office over 24 and 26 gauge copper twisted-pair wire for a distance of at least two miles. The practical implementation of ADSL products will allow the simultaneous transmission of video, data and voice over the same copper wire that is currently installed in most homes in the United States and other developed countries.

     ADSL is intended for video dialtone services. The potential demand for ADSL is being driven primarily by the threat to the telephone companies of increased competition as a result of deregulation, and their desire to provide video services utilizing their existing copper wire plant without having to invest heavily in more expensive access technologies, such as fiber-optic systems. Telephone companies are currently performing technical and market trials of various video and multimedia systems. ADSL has the potential of providing telephone companies with a technology that will enable them to compete cost-effectively with their main competitors for video services, the interexchange carriers and cable companies.

     There are several access transmission technologies that can deliver digital services to a subscriber's home. The most effective technology, laying fiber-optic cable to each home, is not practical as a near-term solution from both cost and time-to-implement perspectives. Therefore, the telephone companies are reviewing interim strategies such as ADSL, Hybrid Fiber Coax ("HFC"), fiber-to-the-curb and certain wireless solutions. The Company believes ADSL is the most effective technology where homes are widely dispersed or where the "take rates" of the services are low (which is expected as new video services are introduced). ADSL provides the additional advantages of utilizing the existing copper plant, which avoids trenching streets and subscriber's properties to lay new coaxial or fiber-optic cables.
 In addition, ADSL can be deployed easily on a home-by-home basis. However, ADSL has the disadvantage relative to fiber-to-the-curb and HFC of offering fewer simultaneous channels, although telephone office switches may be able to offer a large menu of offerings with ADSL.

     In order to implement an ADSL video service, there are a number of key components in addition to the transmission equipment that must co-exist in a cost effective manner, including the video content, a digital switch, a video server, encode/decode equipment and a set-top box in the subscriber's home. The Company's ability to effectively market ADSL products will depend, among other factors, on the development and successful marketing of these components and systems by other suppliers.

     The Company's first ADSL product was called Prelude. Prelude was completed in 1992 and utilized in the various competitions for the ANSI standard, which was awarded to the Company's DMT technology. This prototype was developed by engineers with funding by Northern Telecom to prove that a 6 Mbps data rate was possible over copper wire and to participate in the ANSI standards competition. Prelude was produced using discrete (off-the-shelf) components. Prelude has been utilized by telephone companies in 15 countries throughout the world to evaluate the potential of ADSL, primarily in laboratory trials.

     Since November 1995, the Company began shipping the Overture series of transceivers. The Overture 4 is a prototype that does not have a low enough cost or power consumption for mass deployment and its components are entirely discrete (off-the-shelf). It can operate at data rates of 1.5, 2, 3, or 4 Mbps in the downstream (central office to the home) direction and up to 64 Kbps in the upstream direction, and thus does not meet the ANSI standard of 6 Mbps for downstream transmission. The Overture 4 is currently participating in field trials, but is to be phased out in favor of the next series called Overture 8.

     In March 1996, the Company delivered the Overture 8, a transceiver characterized by a high bandwidth as defined by the ANSI standards.
Currently installed in its first trial of broadcast video in Australia, the Overture 8 is the first product utilizing custom semiconductors designed by the Company's own microelectronics group. Overture 8 has two components developed utilizing standard Application Specific Integrated Circuit
("ASIC") design systems. The Company believes Overture 8 will be important to the market because it has the capability to support the requirements delineated in the ANSI standard, including four downstream channels and three upstream channels. The downstream data rates using Overture 8 can be as high as 8 Mbps in various multiples, such as four 2 Mbps channels, and can be channelized in order to support such services as Integrated Services Digital Network ("ISDN") or video conferencing. The cost and power consumption of the initial version of Overture 8 may preclude it from being acceptable for mass development, although the Company believes it is currently the most advanced ADSL product on the market.
                                         2

     In June 1996, a new version of the Overture 8 ADSL/DMT Modem specifically designed to meet system needs for Internet access was announced.
 Key to the new design is the core ADSL/DMT technology that enables Internet access at data rates as high as 8 Mbps downstream and 640 Kbps upstream, 60 times faster than basic rate ISDN and up to 250 times faster than existing dial-up modems. The new Overture 8 ADSL/DMT Modem for Internet Access adds direct Ethernet connectivity, using 10BaseT, to both subscriber and central office units. This is the first 8 Mbps ADSL modem with Ethernet available commercially. Moreover, as with all standard ADSL/DMT modems, the new Overture 8 provides the high-speed data transmission over standard phone lines while still permitting voice traffic on the same connection.

VDSL (VERY HIGH-SPEED DIGITAL SUBSCRIBER LINE)

     Telephone companies have been placing fiber-optic cables into communities and are expected to continue to do so at an increasing rate. It is currently not economically feasible to take the fiber directly to homes and telephone companies are not expected to do so in the foreseeable future. Access technologies such as fiber-to-the-curb and fiber-in-the-loop are strategies that allow telephone companies to run the fiber to some platform or node in the community and link homes requiring high bandwidth services directly over copper wire or coaxial cable. The concept of transmitting at such high data rates over thousands of feet of copper wire is just now becoming a reality. VDSL is used in conjunction with a fiber-optic backbone to cover the "last mile" as efficiently as possible. The VDSL market thus requires DMT products that have higher data rates (25 Mbps to 52 Mbps) over shorter distances (typically 500 to 3,000 feet) than ADSL products.

     The Company believes that DMT technology is superior to other available modulation technologies for this application and is designing VDSL products using its microelectronics capability. As with ADSL, VDSL products will be asymmetrical and are intended to carry video, voice and data simultaneously. The Company's next VDSL product, called the Piccolo, is expected to operate asymmetrically at speeds of up to 25 Mbps. These products are expected to be introduced in 1997 and to compete for the ANSI standard for VDSL transmission, which has not yet been awarded.

     The Company's digital VDSL chip is being designed for utilization in cable as well as copper transmissions. Management has been very involved in cable standards activities in an attempt to obtain the endorsement for DMT through the Institute of Electrical and Electronic Engineers ("IEEE") 802.14 committee, which has authority over the upstream cable standards. DMT has the unique capability of optimizing the upstream data rate relative to other technologies available, although there can be no assurance the Company will win this endorsement. As the cable market migrates from analog systems to digital with interactive requirements, a large opportunity for DMT-based systems will exist. As is true for ADSL products, in order to implement a video service over VDSL products, other key components, not supplied by the Company, including video content, a digital switch, a video server, encode/decode equipment and a set-top box in the subscriber's home, will be required to co-exist in a cost effective manner.

HDSL (HIGH BIT RATE DIGITAL SUBSCRIBER LINE)

     In contrast to ADSL, HDSL transmission is symmetrical, that is, the data rate is the same in both directions. The Company's DMT technology is equally efficient in a symmetrical or an asymmetrical architecture. The Company believes that the HDSL market holds a longer range potential opportunity for its DMT technology than does the ADSL market, and the Company may design products for this market in the future.

TECHNOLOGY

     The Company's core technology is DMT, a multicarrier modulation technology. The concept of multicarrier transmission is over 30 years old; however, research on the Company's DMT technology has been accomplished during the past 8 years. The Company has exclusive, worldwide royalty-bearing license rights to the DMT patents owned by Stanford University; since the Company's inception, it has filed a number of patent applications to protect its intellectual property. The Company considers itself to be the leader in the development of DMT technology.

     The purpose of modulation technology is to transmit a signal over a given medium as efficiently as possible. This requires minimizing errors in transmission by avoiding the noise accompanying the chosen medium. In the case of DMT, the available bandwidth is divided into carriers that reside at different frequencies. The carriers are measured for their ability to send data with the bits of information assigned to the carriers based upon their capacity. Carriers with higher capacity are assigned more bits, while carriers unable to carry data are turned off. In the case of an ADSL system, the available bandwidth is 1.1 megahertz (MHz), consisting of 256 carriers of 4 kilohertz (kHz) bandwidth each.

     A DMT system has a transceiver at each end of the line. In the case of ADSL, there is one transceiver in the telephone company's central office called the ATU-C (ADSL Transmission Unit-Central office) and one in the subscriber's home called the ATU-R (ADSL Transmission Unit-Remote). When DMT initializes the ATU-C by transmitting 256 4 kHz carriers downstream to the ATU-R, the ATU-R measures the quality of each of the carriers and then decides whether a carrier has sufficient quality to be used for further transmission and, if so, how much data this carrier should carry relative to the other carriers that are to be used. This information is then passed back to the ATU-C via a control channel where the bits are assigned to the carriers. The system is very adaptive as it will change the bit assignments should the line characteristics change during transmission. This procedure maximizes performance by minimizing the probability of bit error in transmission. Bit errors are typically caused by interference such as AM radio stations, open-circuited branched telephone lines called bridge taps and crosstalk from other wires. The system simply assigns fewer or no bits to carriers at frequencies where the interference occurs.

     The initial development of DMT was directed toward transmitting digital video signals over ordinary copper twisted-pair wires. DMT is also effective over other media, including coaxial cable and wireless transmission. The Company believes that in order to design and manufacture commercially acceptable products, cost and performance improvements beyond what is available with current technology will be necessary. Accordingly, it has assembled a microelectronics team that is designing custom integrated semiconductor circuits utilizing standard ASIC design systems and certain technologies beyond ASIC.

IBM PRODUCTS

     During the past several years, the Company has undertaken several projects in which it has designed, developed and manufactured custom communications products for IBM. Pursuant to its principal agreement with IBM, the Company furnishes engineering, manufacturing, and assembly services for the manufacture of LAN bridge products in accordance with IBM specifications and upon receipt of purchase orders for the products. The LAN bridge products were upgraded during fiscal 1994 and shipping of the new family of LAN bridge products commenced in January 1994. The new family of products, while priced lower, has more features and options, and offers significantly higher performance than the earlier bridge products. The principal agreement with IBM, amended in December 1993, has been extended. Under the terms of a second agreement, the Company provides development and support services to IBM for a custom product. IBM launched this product in the United States and Canada in July 1994. The product is currently being launched in a number of European and Asian countries. In fiscal years 1995 and 1996, the Company received royalty payments from IBM on sales of this product to end-customers.

     Fiscal 1996 sales to IBM accounted for approximately 69% of the Company's revenues. Since IBM considers product sales and market data confidential, the Company has very little ability to anticipate future demands. The Company is highly dependent on sales to IBM and expects that quarterly and annual results could be volatile due to its dependence on this dominant customer. IBM may terminate its agreements with the Company upon 30 days' notice without a significant penalty. Upon termination of the agreements, the Company has continuing obligations to provide certain products and technical support for a period of years, at a price then to be negotiated.

CONNECTIVITY PRODUCTS

     The Company's PC to Mainframe Connectivity products consist of 3270 emulation products which are Disk Operating System ("DOS") and Microsoft Windows based software and microcomputer boards (with extensive firmware) that reside in an IBM or IBM compatible PC, and enable the PC to communicate, access and transfer data through Systems Networks Architecture ("SNA") to IBM or IBM compatible mainframes. The Company sells single user and LAN gateway versions of all its products. LAN gateways allow multiple PC users, attached directly to Token-Ring, Ethernet and other LANs, to access SNA networks through one shared link. The Company markets its PC to Mainframe Connectivity products to selected niche markets: OEMs, Application Program Interface ("API") and strategic end-user market segments of the Windows and DOS Connectivity markets. The Company's connectivity market share and revenues have been declining in recent years and are expected to continue to decline.

SALES, MARKETING, SERVICE

     With its DMT products, the Company's strategy is to sell to telephone companies worldwide through large telecommunication suppliers who will integrate the Company's products into larger systems for their customers. This type of OEM selling does not require a large sales force. In the PC to Mainframe Connectivity market, the Company sells to end-users, independent software vendors, OEM's and through a small network of resellers. In the network connectivity business, the Company offers a 90-day warranty and post-warranty support programs. Hardware products are typically serviced on a factory repair basis. Software support is usually handled by phone consultation or, less often, by an on-site visit by a systems engineer. The Company employs two persons in sales, two in customer support, and one in marketing.

     Export sales of connectivity products in fiscal 1994, 1995, and 1996 represent 1-2% of total net sales, for each such year, primarily to Western Europe and Canada. Following the merger in November 1995, shipments of the Overture series of transceivers for use in field trials, primarily to the countries of Australia, Israel, Germany and Italy accounted for 15% of total net revenues. These sales are subject to certain controls and restrictions, but the Company has not experienced any material difficulties related to these sales.

BACKLOG

     As of the end of fiscal 1995 and 1996, the Company's backlog was approximately $3,358,000 and $2,961,000, respectively. The Company anticipates that all of its current backlog will be filled within the 1997 fiscal year.

MANUFACTURING

     Most of the Company's products are assembled at its San Jose, California facility, where testing, quality assurance and material control activities are performed. The Company has the capacity to increase its output without further expansion of its physical plant and warehousing facilities. The Overture series of transceivers is currently in production, and assembly and testing of this product is being outsourced. Product quality and reliability is maintained at vendors' sites through auditing at subcontractors' facilities and inspection of incoming components.

     Electronic and mechanical components, subassemblies and supplies are purchased from many independent suppliers. Although the Company purchases most of a given component, subassembly or supply from a single vendor, management believes that, with a few exceptions, at least one alternative source of supply is available at comparable cost for each component in its product lines. A few components are consigned from IBM and there is no alternative source of supply for these components.

RESEARCH AND DEVELOPMENT

     The Company believes that it has a technological leadership position in DMT modulation technology. Future success, however, is largely dependent on its ability to maintain this position through the development of new products that meet a wide range of customer needs. Accordingly, the Company intends to continue to make substantial investments in research and development. There can be no assurance that future development efforts will result in commercially successful products, or that these products will not be rendered obsolete by changing technology, new industry standards or new product announcements by others.

     The Company has 47 full-time employees engaged in research and development activities as of July 27, 1996. Its research and development efforts are expended on the enhancement of existing products and for the development of new products in order to meet rapidly changing customer requirements. These efforts are organized into three main groups: microelectronics, software development and hardware development. Currently, the microelectronics group is focused primarily on efforts for the ADSL and VDSL markets; the software group is focused primarily on development of firmware for products such as Overture 8; and the hardware group is focused primarily on analog and digital design activities.

     Significant activities include the following:


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

     Net research and development expenses totaled $1,429,000 (17% of net sales) in fiscal 1994, $1,595,000 (13% of net sales) in fiscal 1995 and $3,837,000 (32% of net sales) in fiscal 1996. Higher research and development costs in fiscal 1996 resulted from the introduction of the Company's new family of Overture 8 ADSL/DMT modems and Overture 8 Access System shelf products. All related research and development expenses are charged to operations as incurred. Engineering expenses are net of software development costs capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 and of IBM-funded development costs. In fiscal 1994, capitalized software development costs totaled $455,000. There was no capitalization of software development costs in 1995 and 1996. The amount of funded development costs totaled $549,000, $637,000, and $589,000 respectively, for fiscal 1994, 1995 and 1996. The amortization of capitalized software development costs charged to cost of sales in fiscal 1995 and 1996 were $310,000 and $246,000 respectively. In fiscal 1994, there was no amortization of capitalized software development costs because there were no capitalized software projects available for general release.

COMPETITION

     Telephone company trials have demonstrated the feasibility of the ADSL products. Two basic ADSL technologies have participated in these trials: the Company's DMT multicarrier technology and the single Carrier-less Amplitude/Phase modulation ("CAP") technology developed by AT&T. DMT and CAP have been rival technologies since the ANSI standards competition in 1993, which was won by the Company's DMT technology. The Company believes that its DMT technology is less complex and more cost effective than a single carrier technology, such as CAP. The CAP technology has competed at all trials using transceivers developed from AT&T's proprietary chipset by Westell,

Inc. located in Illinois.  The trials to date have been run at data rates of
1.5 Mbps and 2 Mbps, the speeds of AT&T's CAP products. The Company believes that as products capable of data rates of 6 Mbps and 8 Mbps become available later this year, trials will be conducted at those speeds. As the performance differences between DMT and CAP become greater at higher data rates, the Company believes that most of the competition at the higher speeds will come from new competitors using DMT technology.

     The Company has provided a license to Motorola Corporation to develop a standard compliant single chip solution for the ADSL market. Subject to payment of royalty on net sales, Motorola has the non-exclusive right to sell this chip. The Company also has the right to buy the Motorola chip at the most favored customer price. The Company expects Motorola's customers to become competitors with system level DMT products. Other entities with development efforts underway with DMT technology for the ADSL marketplace include: ORCKIT, Pairgain, Aware/Analog, ECI, Ericsson and Alcatel.

     To date, there have not been any ADSL products introduced in the marketplace that have a cost structure satisfactory for a mass development to customers. In order to design and manufacture commercially viable product in this market, a substantial investment in custom integrated semiconductors must be made. The Company believes that after 1997 competition will be primarily be on the basis of price. Those suppliers not making such investments will not be able to compete effectively.

     The PC to Mainframe Connectivity market is highly competitive and is characterized by rapid advances in technology which result in the frequent introduction of new products with improved performance characteristics, thereby subjecting the Company's products to the risk of technological obsolescence. The Company's ability to compete is dependent on several factors, including: reliability, product performance, quality, features, distribution channels, name awareness, customer support, product development capabilities and the ability to meet delivery schedules. The Company competes, directly or indirectly, with a broad range of companies, many of whom have significantly greater financial and other resources. In addition, the Company is competing for a limited and declining segment of the PC-Connectivity market, which market is itself declining.

     Many companies compete in the PC to Mainframe Connectivity market, including IBM, Attachmate Corporation, Eicon Group, Inc., Network Software Associates, Wall Data Incorporated, and Novell Inc. Products and policies of these companies can adversely affect the Company's competitive position. A large number of the Company's products interact with IBM equipment and support IBM protocols. Thus, the development of new products, equipment or communications systems by IBM could adversely affect its PC to Mainframe Connectivity competitiveness.

PATENTS, TRADEMARKS AND LICENSES

     The Company has a policy of seeking patents when appropriate on inventions concerning new products and improvements as part of its on-going research and development activities. Its patents are classified as follows:

     - Group I   -  Consists of 3 patent applications and 1 patent (shared with
       Northern Telecom), consisting of technology necessary to conform to the ANSI standard for ADSL. The Company has informally agreed with the ANSI standards body to license these patents to third parties on fair and equitable terms.

     - Group II  -  Consists of 2 patents issued to Stanford University in
       1993 and 1994 and 1 patent application filed by Stanford University, all of which have been exclusively licensed to the Company, and 1 patent application filed by the Company in 1995. The technology described in these patents is not necessary to conform to the ANSI standard for ADSL; however, such technology makes ADSL transceivers more efficient.

     - Group III - Consists of 1 patent owned by the Company and 5 patent applications filed by the Company, all of which relate more generally to the Company's DMT technology.

     The Company principally relies on its technological and engineering resources to develop its business in an industry where technology changes very fast. It does, however, consider the use of trademarks, copyrights, license agreements and non-disclosure agreements as a means to protect its proprietary technology and, therefore, it intends to seek and maintain protection where appropriate.

     The Company also holds one United States patent expiring in the year 2000 and one Canadian patent expiring in the year 2001. Both of these patents cover an apparatus for interconnecting data communications and data terminal equipment which is no longer an integral part of the Company's product architecture. The Company also has several registered trademark, including "ICOT-Registered Trademark-" and "OmniPATH-Registered Trademark-" and has copyrights in its software and related documentation, including product manuals.

     The Company is a licensee under three OEM software source code licenses that are used in connection with the development, maintenance, enhancement, and support of various PC to Mainframe connectivity products. These licenses pertain to peripheral products which the Company remarkets to complement or add features to its core product line.

EMPLOYEES

     As of July 27, 1996, the Company had 88 full-time employees, of whom 21 were engaged in manufacturing, 47 in research and development, 5 in marketing and sales and 15 in general and administrative positions.

     Ten members of the Company's engineering staff hold doctoral degrees. The Company also employs a number of consultants who are primarily used in engineering. Competition for technical personnel in this technology is intense. In May 1995, the Company entered into an employment agreement with Dr. Cioffi, its founder, Vice President, Engineering and Chief Technical Officer. The agreement provides for Dr. Cioffi to be employed by the Company until October 1998, while continuing his obligations as a full-time tenured faculty member at Stanford University. Stanford University limits the amount of time its faculty can spend on outside activities.

     All employees of the Company are based in the United States. None of its employees is subject to a collective bargaining agreement, and there have been no work stoppages due to labor difficulties. The Company believes that its employee relations are good.

ITEM 2.    PROPERTIES

     The Company's corporate headquarters and manufacturing facility is located in San Jose, California. After the merger, the Company moved its corporate, engineering and manufacturing operations to an approximately 48,700 square foot facility to consolidate its operations and accommodate its recent growth. The lease for this facility commenced on July 15, 1996 and expires on July 31, 2001. Prior to the move, the Company leased a single story premise of 23,300 square feet in North San Jose occupied by the ICOT group and a 9,500 square foot facility in Mountain View occupied by the Old Amati group.

     The Company's lease for its facility in North San Jose expires on July 23, 1999, and has been subleased for the remaining term of the lease.
Related rent and operating cost obligations are covered in full by sublease income. The lease for Mountain View facility which would have expired April 1, 1997, has been canceled as of August 30, 1996. The Company has no remaining obligations under this lease.

     The Company's wholly owned subsidiary, ICOT International Limited, now dormant, leases an approximately 6,400 square foot building located in Wokingham, England. ICOT International Limited ceased its operations in the United Kingdom in fiscal 1993 as part of the Company's restructuring of its connectivity business. The lease on the Wokingham facility expires on September 29, 2010. The Company has subleased this facility through September 1997, but income from this sublease is less than its rental obligations. The Company has recorded a liability of $294,000, net of anticipated future sublease income, to cover partial rental obligations related to this facility.

      The Company believes that its current facilities are adequate to conduct operations, and that its facilities are adequate for the future growth of the Company.

ITEM 3.    LEGAL PROCEEDINGS

     In November 1993, an action was brought against the Company for damages related to the use of one of the Company's products. The plaintiff filed a suit claiming repetitive stress injuries resulting from the use of the Company's products in the course of employment with American Airlines during the period from May 1981 through July 1991. The plaintiff alleges damages in the amount of $1 million and has requested punitive damages of $10 million. The Company believes that the claim is without merit and has tendered defense of this action to its insurance carriers. In the opinion of management, the outcome of this litigation will not have a material adverse effect on the Company's financial position or its results of operations. The Company is not involved in any other material litigation.

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

     The Company's common stock is traded on the Nasdaq National Market under the symbol "AMTX". The following table sets forth the range of high and low sales prices for the periods indicated, as reported by the Nasdaq National Market. These prices do not include retail markups, markdowns, or commissions.

     FISCAL 1995                                            LOW      HIGH
     -----------                                           -----     -----
     First Quarter . . . . . . . . . . . . . . . . . .     $0.88     $1.25
     Second Quarter. . . . . . . . . . . . . . . . . .      0.63      1.06
     Third Quarter . . . . . . . . . . . . . . . . . .      0.69      1.56
     Fourth Quarter. . . . . . . . . . . . . . . . . .      1.13      3.38

     FISCAL 1996                                            LOW      HIGH
     -----------                                           -----     -----
     First Quarter . . . . . . . . . . . . . . . . . .     $2.50     $6.56
     Second Quarter. . . . . . . . . . . . . . . . . .      3.19      9.50
     Third Quarter . . . . . . . . . . . . . . . . . .      5.25     19.75
     Fourth Quarter. . . . . . . . . . . . . . . . . .      9.38     36.50


          On July 27, 1996, the Company had approximately 1,623 stockholders of record. The Company has not paid cash dividends on its common stocks and its present intention is not to do so.


ITEM 6.   SELECTED FINANCIAL DATA

     The following selected historical financial data has been derived from the Company's audited consolidated financial statements. The historical financial data should be read in conjunction with the Company's consolidated financial statements and notes thereto.


YEARS ENDED                                      JULY 25,     JULY 31,     JULY 30,     JULY 29,     JULY 27,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNT)            1992         1993         1994         1995         1996
--------------------------------------------------------------------------------------------------------------
SELECTED INCOME STATEMENT DATA:
 Net Sales . . . . . . . . . . . . . . . . . .   $26,324      $12,307      $ 8,236       $12,040      $ 12,085

 Income (Loss) before Income Taxes . . . . . .   $ 3,398      $(5,963)     $   530       $ 1,933      $(34,035)
 Provision for Income Taxes. . . . . . . . . .       265         ----           27            97            43
                                                 -------      -------      -------       -------      --------
 Net Income (Loss) . . . . . . . . . . . . . .   $ 3,133      $(5,963)     $   503       $ 1,836      $(34,078)

 Net Income (Loss) per Share. . . . . . . . . .  $   .23      $  (.46)     $   .04       $   .16      $  (2.21)


SELECTED BALANCE SHEET DATA:
 Current Assets. . . . . . . . . . . . . . . .   $17,695      $11,188      $ 9,463       $ 7,793      $  5,182
 Current Liabilities . . . . . . . . . . . . .   $ 4,042      $ 2,598      $ 2,171       $ 1,591      $  4,267
 Working Capital . . . . . . . . . . . . . . .   $13,653      $ 8,590      $ 7,292       $ 6,202      $    915
 Total Assets. . . . . . . . . . . . . . . . .   $21,101      $12,936      $11,391       $12,111      $  6,241
 Long-term Liabilities . . . . . . . . . . . .   $ 1,566      $ 1,099      $   428       $   294      $    294
 Stockholders' Equity. . . . . . . . . . . . .   $15,493      $ 9,239      $ 8,792       $10,226      $  1,680


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     To the extent that the information presented in this Form 10-K discusses financial projections, information or expectations about the Company's products or markets, or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These include, among others, successful and timely development and acceptance of new products, the availability of sufficient funding to complete development of new products and other factors described below. In addition, such risks and uncertainties also include the matters identified under the heading "Risk Factors" below.

OVERVIEW

     On November 28, 1995, ICOT Corporation, based in San Jose, California, and Amati Communications Corporation ("Old Amati"), a privately held Mountain View, California based company, completed a merger by which Old Amati became a wholly-owned subsidiary of ICOT Corporation. Effective as of the merger, the name of the surviving company was changed to Amati Communications Corporation (the "Company") and its common stock began trading on the Nasdaq National Market under the symbol "AMTX" on November 29, 1995.

     Under the terms of the merger agreement with Old Amati, the shareholders, warrant holders and option holders of Old Amati acquired 6,788,924 newly issued shares of the Company's stock, representing approximately 35% of the fully diluted shares of the Company. As of the merger date, Old Amati employed twenty-four full time employees, including four in manufacturing, two in sales and customer support, fifteen in engineering and three in finance and administration. Old Amati was a development stage company that developed and marketed advanced transmission systems utilizing Discrete Multi-tone ("DMT") technology to provide high speed transmission over copper and cable media. Old Amati's DMT technology has been selected as the ANSI and ETSI standard for Asymmetric Digital Subscriber Line ("ADSL") products.

     The Company is a leading developer of advanced transmission equipment utilizing Discrete Multi-tone (DMT) technology for the ADSL, Very high-speed Digital Subscriber Line (VDSL) and cable modem markets. The Company is the holder of ADSL/DMT patents and has licensed the technology to companies such as Nortel, Motorola and NEC. The Company is also a provider of network connectivity systems for the internetworking and OEM marketplaces

HIGHLIGHTS OF THE FISCAL YEAR

     - Announced key strategic technology development partnerships with Motorola and NEC for the next generation xDSL technologies.

     - Delivered a new family of Overture 8 ADSL/DMT modems for field testing, further increasing the Company's leadership position in the technology. These new modems are the first to provide data transmission rates as high as 8 Mbps downstream and 500 kbps upstream.

     - Introduced an 8 Mbps ADSL modem which provides direct Ethernet connectivity.

     - Selected to participate in a significant number of new ADSL market trials including the GTE-Microsoft ADSL trial in Redmond, WA, the GTE Internet access trial in Dallas, TX, the Bezeq (Israel Telecom) Video on Demand ("VOD") trial in Israel, the Swiss Telecom PTT interactive video trial in Switzerland and the Telstra broadcast quality video trial in Australia.

RESULTS OF OPERATIONS

FISCAL YEAR 1996 VS FISCAL YEAR 1995

     Total net sales in fiscal 1996 rose slightly to $12,085,000 from sales in the previous fiscal year of $12,040,000. Sales to IBM accounted for 69% of the Company's revenue in fiscal 1996 compared with 83% in fiscal 1995. Royalty revenues during fiscal year 1996 of $875,000 continue to be derived from a product developed by the Company for IBM in fiscal 1994. Although dependence on one dominant customer has been reduced since the merger, the Company expects that IBM will continue to account for a substantial portion of the Company's revenues until the Company completes development and commercialization of its ADSL products. IBM is not obligated to purchase any specified amounts of products or to provide binding forecasts of product purchases for any period. Since IBM considers product sales and market data confidential, the Company has very little ability to forecast future demand. Furthermore, since IBM has the exclusive responsibility for marketing and selling the products that the Company develops, results of operations can be significantly affected by IBM's success in the marketplace.

     Since November 1995, the Company began shipping its Overture series of transceivers. The Overture 4 is a prototype that does not have a low enough cost or power consumption for mass deployment and its components are entirely discrete (off the shelf). This product is to be phased out in favor of the next series of transceiver, called Overture 8. In the third quarter of fiscal 1996, the Company delivered the Overture 8, which is characterized by a high bandwidth as defined by the ANSI standards. This product is currently installed in its first field trial of broadcast video in Australia. Sales in fiscal 1996 of Overture 4 and Overture 8 series field trials were $999,000 and $819,000, respectively. In addition, contract revenues of $148,000 from customization of products were also realized in fiscal 1996. The Company anticipates that the Overture series of products will continue to be represented at international field trials in fiscal 1997.

     PC to Mainframe Connectivity sales of $1,822,000 in fiscal 1996 represents a decline of 14% when compared with the same period of the prior fiscal year due to a general decline in the Company's connectivity market share. The PC to Mainframe Connectivity market is highly competitive and is characterized by rapid advances in technology which frequently result in the introduction of new products with improved performance characteristics, thereby subjecting the Company's products to risk of technological obsolescence. The Company competes directly or indirectly with a broad range of companies, many of whom have significantly greater resources. In addition, the Company is competing for a limited and declining segment of the market.

     Gross margins as a percent of sales were 39% in fiscal 1996 compared with 44% for the same period of fiscal 1995. The decline in margin was primarily attributable to product mix resulting from shipment of new products to IBM and costs to complete test trials of the Overture series of transceivers. Amortization of capitalized software costs charged to cost of sales were $246,000 in fiscal 1996 and $310,000 in fiscal 1995.

     Net research and development expenses increased 141% to $3,837,000 in fiscal 1996 when compared to the same period of fiscal 1995 largely because of the addition as a result of the merger of fifteen Old Amati engineers and the hiring of 20 new employees. Higher costs in fiscal 1996 are primarily due to the introduction of the Company's new family of Overture 8 ADSL/DMT modems and Overture 8 Access System shelf products. From the technology acquired in the merger, the Company believes it has a technological leadership position in DMT modulation. Maintaining this position is largely dependent on the Company's ability to develop new products that meet a wide range of customer needs. Research and development efforts for the DMT technology are grouped into three areas: the microelectronics group which is primarily focused on ADSL and VDSL markets; the software group, which is primarily focused on the development of firmware for the Overture series; and the hardware group, which is primarily focused on analog and digital design activities. All research and development expenses related to this technology are charged to operations as incurred. Expenses are net of funded development costs from IBM. Funded development costs for fiscal 1996 were $589,000 compared to $637,000 in fiscal 1995. There was no capitalization of software development costs in either fiscal year. The Company considers research and development a key element in its ability to compete and will continue to make investments in product development and support for IBM.

     Marketing and sales expenses rose to $953,000 in fiscal 1996 compared to $861,000 in fiscal 1995 due to an increase in overseas travel in conjunction with Overture series participation in field trials internationally. Sales, marketing and customer support operations of the acquired business, which cover both domestic and international markets, is handled by five individuals. The Company's strategy is to sell to telephone companies worldwide through large telecommunication suppliers who will integrate the Company's products into larger systems for their customers. This type of OEM selling does not require a large sales force.

     General and administrative expenses increased to $2,519,000 in fiscal 1996 as compared to $1,229,000 in fiscal 1995. This is primarily due to patent expenses, additional corporate staffing, and occupancy costs associated with the merger.

     Interest income decreased to $168,000 in fiscal 1996 compared to $301,000 in the same period of fiscal 1995 due to maturities of held-to-maturity investments.

     The provision for income taxes in fiscal 1996 was $43,000 compared to $97,000 in fiscal 1995. Tax provisions were required for Federal alternative minimum tax and California state taxes due to limitations on the use of California's loss carryforwards. The Company had provided a valuation allowance against the deferred tax asset attributable to the net operating losses due to uncertainties regarding the realization of these assets.

FISCAL YEAR 1995 VS. FISCAL YEAR 1994

     Total net sales in fiscal 1995 increased 46% to $12,040,000 compared to sales of $8,236,000 in fiscal 1994. The increase is a result of shipments to the Company's largest OEM customer, IBM, of products introduced into the market in fiscal 1994. In addition, royalty revenues of $738,000 were recognized in fiscal 1995 from another new product developed by the Company and released by IBM in July 1994.

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

     PC to Mainframe Connectivity sales of $2,109,000 in fiscal 1995 represent a decline of 26% from $2,857,000 for the prior fiscal due to decreased royalties received from an OEM customer and to a general decline in the Company's connectivity market share.

     Gross margins as a percent of sales were 44% for fiscal 1995 compared with 46% for the same period of fiscal 1994. The decrease in margins was primarily attributable to product mix resulting from shipment of new products with lower margins in the current fiscal year. Amortization of capitalized software costs charged to cost of sales were $310,000 in fiscal 1995. There was no amortization expense in the comparable period of the prior fiscal year.

     Net research and development expenses increased to $1,595,000 (13% of sales) in fiscal 1995 compared to $1,429,000 (17% of sales) in fiscal 1994. Research and development expenses are net of software development costs capitalized in accordance with SFAS No. 86 and of funded development costs. During fiscal 1995 there was no capitalization of software development costs, resulting in higher expenses for the year. Software development costs capitalized in the prior fiscal year were $455,000. Funded development costs for fiscal 1995 were $637,000 compared with $549,000 in the comparable period of fiscal 1994. The Company believes that research and development is a key element in its ability to compete and will continue to make investments in product development and support.

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

     Interest income increased to $301,000 in fiscal 1995 compared to $233,000 in the same period of fiscal 1994. This increase is primarily due to higher interest yields on short-term investments and likewise includes interest of $50,000 on secured promissory notes receivable from Old Amati.

     The provision for income taxes in fiscal 1995 was $97,000 compared to $27,000 in fiscal 1994. This provision was a result of net operating profit after benefit of Federal net operating loss carryforwards. Fiscal 1995 and 1994 tax provisions were required for Federal alternative minimum tax and California state taxes due to limitations on the use of California's loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and short term investments of $886,000 as of July 27, 1996, compared to $3,491,000 as of July 29, 1995. Cash used for operating activities of $1,147,000 resulted primarily from the Company's net loss after adjusting for the write off of acquired in-process research and development. Cash used for investing activities of $598,000 was primarily for advances to Old Amati and acquisition costs of $2,266,000, as offset by the proceeds from sale of held-to-maturity investments of $2,425,000. Cash provided by financing activities of $1,565,000 was derived primarily from the proceeds of stock options exercised.

     During fiscal 1996, the Company secured a bank line of credit for $1,250,000 and a capital lease line of $1,500,000. In October 1996, the Company entered into an Investment Agreement with certain investors (the "Investors") which provides to the Company up to $15 million in equity financing. In a related transaction, the Company borrowed $3,000,000 from the Investors, which is secured by all of the Company's intellectual property. The Company intends to repay this loan upon completion of the financing. The Company's ability to meet its future capital requirements will depend on many factors, including sales levels, progress in research and development programs, the establishment of collaborative agreements, and costs of manufacturing facilities and commercialization activities. While the Company anticipates that the funding available under the line of credit, capital lease line and Investment Agreement will be sufficient to meet its capital requirements for the foreseeable future, the Company may require funding in addition to that available under these agreements, and may seek additional funding through collaborative agreements or through public or private sale of securities prior to the commercialization of Old Amati products. The Company had no material commitments for capital expenditures as of July 27, 1996.

RISK FACTORS

     The information about the Company included or incorporated by reference herein contains forward looking statements that involve risks and uncertainties, including the risks detailed below. The Shares of Common Stock offered hereby involve a high degree of risk and prospective purchasers should carefully consider the following factors.

     HISTORY OF LOSSES. The Company had net income in the fiscal year ended July 29, 1995 of approximately $1,836,000 and had a net loss in the fiscal year ended July 27, 1996 of approximately $34,078,000 (including a charge related to the Merger of approximately $31,554,000). Due in part to the Merger, the Company is not expected to operate profitably in the foreseeable future as the Company continues research, development, production and marketing activities. There can be no assurance that the Company will ever attain profitability. Any long-term viability, profitability and growth from the Company' technology will depend upon successful commercialization of products resulting from its research and product development activities. Extensive additional research and development will be required prior to commercialization of certain products. There can be no assurance that the Company will be able to develop commercially viable products from its technology, generate significant revenues and/or achieve profitability.

     NEED FOR ADDITIONAL CAPITAL. During 1996, the Company secured a line of credit for $1,250,000 and a capital lease line of $1,500,000 and entered into an Investment Agreement with the Investors, which provides to the Company up to $15 million in equity financing. In a related transaction, the Company borrowed $3,000,000 from the Investors, which is secured by all of the Company's intellectual property. The Company intends to repay this loan upon completion of the financing. The Company's future capital requirements will depend on many factors, including sales levels, progress in research and development programs, the establishment of collaborative agreements, and costs of manufacturing facilities and commercialization activities. The Company may require funding in addition to that available under its line of credit, capital lease line and the Investment Agreement. There can be no assurance that such additional funding will be available on acceptable terms, if at all. If additional funds are required and not available, the Company could be required to curtail significantly or defer, temporarily or permanently, one or more of its research ad development programs or to obtain funds through arrangements that may require the Company to relinquish certain technology or product rights.

     MARKET FOR ADSL PRODUCTS STILL UNDER DEVELOPMENT; PRINCIPAL ADSL MARKET OUTSIDE OF THE UNITED STATES. ADSL was developed to transmit digital video over copper wire and also has application in providing access to the Internet over copper wire. Although the current infrastructure in the local distribution networks of telephone companies is based on copper wire, there can be no assurance that telephone companies will pursue the deployment of ADSL systems or, if deployment occurs, as to the volume and timing of such deployment. Significant deployment may be prevented or delayed by a number of factors, including cost, regulatory barriers, lack of programming content, lack of consumer demand and the availability of alternative technologies. Access systems with high performance broadband capability, such as the ADSL system, may be attractive to telephone companies only to the extent that the telephone companies plan to offer broadcast video, video-on-demand or Internet access services which utilize the full features of a high performance local distribution network. Substantial amounts of time, effort and money will be required to develop such high performance services. There can be no assurance that sufficient programming content for video services will be developed to justify deploying digital video transmission systems, or that programming content will be both attractive to consumers and offered at prices that will create a mass market. If such high performances services are offered, and there is demand for them, there can be no assurance that telephone companies will select ADSL over competing technologies, such as fiber-to-the-curb, hybrid fiber-coaxial ("HFC"), and wireless communications.
 Fiber-to-the curb, HFC and wireless systems have greater bandwidth than the ADSL products being developed by the Company. Although Internet access services may provide a market for ADSL in the United States, because foreign telephone companies currently face less competition from cable companies than telephone companies face in the United States, the Company believes that its principal markets for ADSL video applications will be outside the United States.

     PRICE COMPETITIVENESS OF ADSL PRODUCTS. The Company believes that in order to design and manufacture commercially acceptable ADSL products, cost improvements beyond those available with current technology will be necessary. The future success of the Company will depend, in part, on it ability to develop ADSL products that compete effectively on the basis of price and performance. Current prices are significantly higher than those that the Company believes would be necessary for mass deployment of ADSL products. There can be no assurance that the Company will be successful in developing ADSL products that can be sold at prices which are viable in the market.

     RAPID TECHNOLOGICAL CHANGE; COMPETITION IN THE TELECOMMUNICATION TRANSMISSION BUSINESS. Competition from existing companies, including major communications companies, is expected to increase. Most of the Company's competitors in the communications industry are more established, benefit from greater market recognition and have greater financial, technical, production and marketing resources than the Company. Some competitors are developing alternate access technologies, such as HFC, fiber-to-curb and wireless systems, that may prove technologically superior or more cost effective than the Company's technology. There can be no assurance that developments by others will not render the Company's products or technologies obsolete or noncompetitive or that the Company will be able to keep pace with new technological developments.

     COMPETITION IN THE PC TO MAINFRAME CONNECTIVITY BUSINESS. The PC to Mainframe Connectivity market is highly competitive and is characterized by rapid advances in technology which frequently result in the introduction of new products with improved performance characteristics, thereby subjecting the Company's products to the risk of technological obsolescence. The Company's ability to compete is dependent on several factors, including reliability, product performance, quality, features, distribution channels, name awareness, customer support, product development capabilities, and the ability to meet delivery schedules. The Company competes, directly or indirectly, with a broad range of companies in the PC-Connectivity business, many of whom have significantly greater financial and other resources. In addition, the Company is only competing for a limited and declining segment of the PC-Connectivity market, which is itself declining and expected to continue to decline. The Company expects revenues from its PC-Connectivity business to continue to decline.

     COMPETITION FOR VDSL STANDARDS. The Company expects to apply its DMT technology to the development of VDSL products for the transmission of digital video service in connection with a fiber-optic backbone to cover the distance from this platform or node to subscribers' homes over copper wire or coaxial cable. ANSI has not yet awarded the standard for VDSL technology, and the competition for the American National Standards Institute ("ANSI") standard for VDSL is expected to be intense. AT&T, as well as other companies with greater resources than the Company, are expected to compete for these standards. There is no assurance that the Company's DMT technology will be successful in obtaining the ANSI VDSL standard.

     DEPENDENCE ON COMPLEMENTARY PRODUCTS. Widespread use of ADSL and VDSL products for digital video service will depend on the commercial availability of other products and components, including the video content, digital switches, video servers, encode/decode equipment, and set-top boxes in subscribers' homes. There can be no assurance that other suppliers will develop and market these complementary components effectively or that these components, when combined with the Company's ADSL and VDSL products, will be a cost-effective means of transmitting video-on-demand or video dialtone.

     DEPENDENCE ON LARGE CUSTOMERS AND SYSTEM INTEGRATORS. The Company expects to sell many of its telecommunication transmission products to large telecommunications service companies which serve as integrators for the various component systems that make up a video-on-demand or multimedia system. These systems integrators in turn sell the systems to telephone companies for distribution to their subscribers. The Company is largely dependent on these systems integrators for the introduction of its products to field trials. There can be no assurance that systems integrators will select the Company's products for field trials or, if they do initially select the Company's products, that they will continue to use them. In addition, telephone companies are generally reluctant to deploy new technologies available only from a single source, especially when the supplier is as relatively small as the Company, and often require the availability of alternative sources before deploying a new technology. This reluctance may put the Company at a competitive disadvantage relative to some of its competitors. Further, acceptance of the Company's products by these customers may require the Company to relinquish rights to its technology or products. There can be no assurance, however, that even if the Company were to relinquish such rights to its technology or products, telephone companies would deploy the Company's ADSL or VDSL products.

     CUSTOMER CONCENTRATION; RELIANCE ON SALES TO IBM. Sales to IBM for PC to Mainframe connectivity and related products accounted for approximately 65%, 83% and 69% of the Company's net sales in fiscal 1994, 1995 and 1996, respectively and 64% for the nine months ended April 27, 1996. Since IBM considers product sales and market data confidential, the Company has very little ability to anticipate future demands and IBM is not obligated to purchase any specified amount of products. For its PC-Connectivity products, the Company is highly dependent on sales to IBM and expects that quarterly and annual results could be volatile due to its dependence on this dominant customer. In addition, there can be no assurance that IBM will continue to distribute and support the Company's products. The Company's principal contract with IBM expires in December 1996. Further, IBM may terminate its agreements with the Company upon 30 days' notice without a significant penalty.

     INTERNATIONAL BUSINESS. The Company expects that sales outside of the United States will represent a significant portion of its future sales, especially of the Company's ADSL products. Operations outside of the United States are subject to various risks, including exposure to currency fluctuations, the imposition of governmental controls, the need to comply with a wide variety of foreign and United States export laws, political and economic instability, trade restrictions, changes in tariffs and taxes, and longer payment cycles typically associated with international sales. The inability of the Company to design products to comply with foreign standards or any significant or prolonged delay in the Company's international sales could have a material adverse effect on the Company's future business and results of operations.

     REGULATORY MATTERS. Telephone companies, which constitute the initial primary market for the Company's telecommunication transmission products, and cable television companies, which may become a future market for such products, are subject to extensive regulation by both the federal and state governments in the United States and by foreign governments. Many of these regulations have the effect of limiting the economic incentive of telephone companies to deploy new technologies. Restrictions on telephone companies and cable television companies may materially and adversely affect demand for the products of the Company. Recent legislation passed by Congress will significantly alter the regulations on telephone companies and cable companies in the United States, and there can be no assurance that such legislation will not adversely affect the commercialization of the Company's products. In addition, both in the United States and abroad, rates for telecommunications services are governed by tariffs or licensed carriers that are subject to regulatory approval. These tariffs also could have a material adverse affect on the demand for the Company's products.

     DEPENDENCE ON SUPPLIERS AND THIRD-PARTY MANUFACTURERS. Certain key components in the Company's products, such as integrated circuits, are currently available only from single sources. The Company does not have any long-term supply contracts with its sole source vendors and purchases these components on a purchase order basis. In addition, certain components and subassemblies for the Company's products have long lead times. While the Company seeks to accurately forecast its requirements, inaccuracies in its forecast could result in shortages or oversupplies of these components. The inability to obtain sufficient quantities of sole source components or subassemblies as required, or to develop alternative sources as required in the future, or inaccuracies in forecasts for long lead time components or subassemblies could result in delays or reductions in product shipments or product redesigns which would materially and adversely affect the Company's business, operating results and financial condition. In addition, increases in the prices of components for which the Company does not have alternate sources could materially and adversely affect the Company's operating results.

     The Company intends to outsource a portion of its manufacturing operations to independent third party manufacturers. There are risks associated with the use of independent manufacturers, including unavailability of or delays in obtaining adequate supplies of products and reduced control of manufacturing quality and production costs. There can be no assurance that the Company's third party manufacturers will provide adequate supplies of quality products on a timely basis. The inability to obtain such products on a timely basis would have a material adverse effect on the Company's business, operating results and financial condition.

     PATENTS AND TRADE SECRETS. There can be no assurance that any patents owned or controlled by the Company will provide commercially significant protection of the Company's technology or ensure that the Company may not be determined to infringe valid patents of others. The Company's patents have not been tested in court, and the validity and scope of the Company's proprietary rights could be challenged. The Company has also received foreign patents, but since the patent laws of foreign countries differ from those of the United States, the degree of protection afforded by any foreign patents may be different from that available under U.S. patent laws.

     The Company also relies on trade secrets and proprietary know-how which it seeks to protect by confidentiality agreements with its collaborators, employees and consultants. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company's trade secrets and proprietary know-how will not otherwise become known or be discovered by competitors.

     THE COMPANY'S RSI LAWSUIT. The Company is a defendant in a suit brought in November 1993 alleging repetitive stress injuries ("RSI") resulting from the use of the Company's products claiming $1 million in compensatory and $10 million in punitive damages. The Company has tendered defense of the suit to its insurance carriers, but there can be no assurance that the suit will not have a material adverse effect on the financial position or results of operations of the Company.

     POSSIBLE VOLATILITY OF STOCK PRICE; SHARES ELIGIBLE FOR FUTURE SALE.
The market price of the Company's Common Stock has been and may continue to be highly volatile. Future events, many of which will be beyond the control of the Company, as well as announcements related to technology and product development and collaborative arrangements and expected quarterly fluctuations in revenues and financial results, may have a significant impact on the market price of the Company's Common Stock. Future sales of Shares by the Investors which is a party for the Investment Agreement or by other current stockholders and by option holders and warrant holders who exercise the Company stock options or warrants could have a depressive effect on the market price of the Company's Common Stock.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Amati Communications Corporation:

     We have audited the accompanying consolidated balance sheets of Amati Communications Corporation (a Delaware corporation) and subsidiaries as of July 27, 1996 and July 29, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years ended July 27, 1996, July 29, 1995, and July 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amati Communications Corporation and subsidiaries as of July 27, 1996 and July 29, 1995, and the results of their operations and their cash flows for each of the three years ended July 27, 1996, July 29, 1995, and July 30, 1994 in conformity with generally accepted accounting principles.




                                       ARTHUR ANDERSEN LLP

San Jose, California
August 30, 1996  (except with respect
to the matter discussed in Note 13, as to which the date is October 3, 1996)

                        AMATI COMMUNICATIONS CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                            JULY 29,   JULY 27,
(Dollars in thousands)                                       1995        1996
-------------------------------------------------------------------------------
                                     ASSETS

Current assets:
 Cash and cash equivalents. . . . . . . . . . . . . . . .    $ 1,066   $   886
 Short-term investments . . . . . . . . . . . . . . . . .      2,425       ---
 Accounts receivable, less allowance of $21 in 1995
  and $30 in 1996 . . . . . . . . . . . . . . . . . . . .      1,933     1,524
 Inventories:
   Finished goods . . . . . . . . . . . . . . . . . . . .          1         1
   Work in process. . . . . . . . . . . . . . . . . . . .        711       890
   Purchased parts. . . . . . . . . . . . . . . . . . . .        715       725
                                                             -------   -------
                                                               1,427     1,616
 Other current assets . . . . . . . . . . . . . . . . . .        942     1,156
                                                             -------   -------
     Total current assets . . . . . . . . . . . . . . . .      7,793     5,182
                                                             -------   -------
Equipment and leasehold improvements, at cost:
 Machinery and equipment. . . . . . . . . . . . . . . . .      2,772     3,436
 Furniture and fixtures . . . . . . . . . . . . . . . . .        188       187
 Leasehold improvements . . . . . . . . . . . . . . . . .        505       532
                                                             -------   -------
                                                               3,465     4,155
Less: Accumulated depreciation and amortization . . . . .     (2,879)   (3,096)
                                                             -------   -------
 Equipment and leasehold improvements, net. . . . . . . .        586     1,059
                                                             -------   -------
Old Amati advances and acquisition costs. . . . . . . . .      3,240       ---
Other assets. . . . . . . . . . . . . . . . . . . . . . .        492       ---
                                                             -------   -------
     TOTAL ASSETS . . . . . . . . . . . . . . . . . . . .    $12,111   $ 6,241
                                                             -------   -------
                                                             -------   -------





The accompanying notes are an integral part of these consolidated balance sheets.

                        AMATI COMMUNICATIONS CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                            JULY 29,   JULY 27,
(Dollars in thousands)                                       1995        1996
-------------------------------------------------------------------------------
                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current maturities of capitalized lease obligations. . .    $    10   $   ---
 Trade accounts payable . . . . . . . . . . . . . . . . .        612       643
 Accrued expenses . . . . . . . . . . . . . . . . . . . .        777     1,272
 Deferred revenue . . . . . . . . . . . . . . . . . . . .        192     1,957
 Notes payable. . . . . . . . . . . . . . . . . . . . . .        ---       395
                                                             -------   -------
     Total current liabilities. . . . . . . . . . . . . .      1,591     4,267
                                                             -------   -------

Long-term liabilities:
 Obligations under lease commitments. . . . . . . . . . .        294       294
                                                             -------   -------
     Total long-term liabilities. . . . . . . . . . . . .        294       294
                                                             -------   -------

Commitments (Note 9)                                             ---       ---

Stockholders' equity:
  Preferred stock - par value $100 per share
     Authorized - 5,000 shares
     Outstanding - none . . . . . . . . . . . . . . . . .        ---       ---
   Common stock - par value $.20 per share
     Authorized - 20,000,000 shares
     Outstanding - 11,569,077 shares in 1995 and
     17,692,802 shares in 1996. . . . . . . . . . . . . .      2,314     3,539
   Additional paid-in capital . . . . . . . . . . . . . .     33,324    57,631
   Accumulated deficit. . . . . . . . . . . . . . . . . .    (25,412)  (59,490)
                                                             -------   -------
     Total Stockholders' equity . . . . . . . . . . . . .     10,226     1,680
                                                             -------   -------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . .    $12,111   $ 6,241
                                                             -------   -------
                                                             -------   -------








The accompanying notes are an integral part of these consolidated balance sheets.

                         AMATI COMMUNICATIONS CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS



FOR THE THREE YEARS ENDED                            JULY 30,      JULY 29,    JULY 27,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)               1994          1995        1996
---------------------------------------------------------------------------------------
Net sales . . . . . . . . . . . . . . . . . . . . .  $  8,236     $ 12,040    $ 12,085
Cost of sales . . . . . . . . . . . . . . . . . . .     4,428        6,716       7,404
                                                     --------     --------    --------
  Gross margin  . . . . . . . . . . . . . . . . . .     3,808        5,324       4,681
                                                     --------     --------    --------
Operating expenses:
  Research and development  . . . . . . . . . . . .     1,429        1,595       3,837
  Marketing and sales . . . . . . . . . . . . . . .       884          861         953
  General and administrative. . . . . . . . . . . .     1,177        1,229       2,519
  Write off of acquired in-process
   research and development . . . . . . . . . . . .       ---          ---      31,554
                                                     --------     --------    --------

   Total operating expenses . . . . . . . . . . . .     3,490        3,685      38,863
                                                     --------     --------    --------
  Income (loss) from operations. . . . . . . . . .        318        1,639     (34,182)
                                                     --------     --------    --------
Other income (expense):
  Interest income. . . . . . . . . . . . . . . . .        233          301         168
  Interest expense . . . . . . . . . . . . . . . .        (21)          (7)        (21)
                                                     --------     --------    --------
   Total other income. . . . . . . . . . . . . . .        212          294         147
                                                     --------     --------    --------
Income (loss) before provision for income taxes. .        530        1,933     (34,035)
  Provision for Income taxes . . . . . . . . . . .         27           97          43
                                                     --------     --------    --------
NET INCOME (LOSS). . . . . . . . . . . . . . . . .   $    503     $  1,836    $(34,078)
                                                     --------     --------    --------
                                                     --------     --------    --------
NET INCOME (LOSS) PER SHARE. . . . . . . . . . . .   $    .04     $    .16    $  (2.21)
                                                     --------     --------    --------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  AND COMMON SHARE EQUIVALENTS . . . . . . . . . .     12,319       11,491      15,448
                                                     --------     --------    --------


The accompanying notes are an integral part of these consolidated financial statements.

                          AMATI COMMUNICATIONS CORPORATION
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



FOR THE THREE YEARS ENDED JULY 27, 1996               COMMON STOCK       PAID-IN    ACCUMULATED
(IN THOUSANDS)                                     SHARES      AMOUNT    CAPITAL      DEFICIT     TOTAL
----------------------------------------------------------------------------------------------------------

Balance, July 31, 1993 . . . . . . . . . . . . . . 12,739     $ 2,548    $34,442    $(27,751)     9,239
 Exercise of employee stock options. . . . . . . .     76          15         50         ---         65
 Stock repurchase. . . . . . . . . . . . . . . . .   (859)       (172)      (843)        ---     (1,015)
 Net income. . . . . . . . . . . . . . . . . . . .    ---         ---        ---         503        503
                                                   ------     -------    -------    --------     ------
Balance, July 30, 1994 . . . . . . . . . . . . . . 11,956       2,391     33,649     (27,248)     8,792
 Exercise of employee stock options. . . . . . . .    150          30        132         ---        162
 Stock repurchase. . . . . . . . . . . . . . . . .   (537)       (107)      (457)        ---       (564)
 Net income. . . . . . . . . . . . . . . . . . . .    ---         ---        ---       1,836      1,836
                                                   ------     -------    -------    --------     ------
Balance, July 29, 1995 . . . . . . . . . . . . . . 11,569       2,314     33,324     (25,412)    10,226
 Exercise of employee stock options. . . . . . . .  1,238         248      1,327         ---      1,575
 Exercise of warrants from merger. . . . . . . . .    231          46        (46)        ---        ---
 Issuance of shares from merger. . . . . . . . . .  4,655         931     23,026         ---     23,957
 Net loss. . . . . . . . . . . . . . . . . . . . .    ---         ---        ---     (34,078)   (34,078)
                                                   ------     -------    -------    --------    -------
BALANCE, JULY 27, 1996 . . . . . . . . . . . . . . 17,693     $ 3,539    $57,631    $(59,490)   $ 1,680
                                                   ------     -------    -------    --------    -------

The accompanying notes are an integral part of these consolidated financial statements.

                         AMATI COMMUNICATIONS CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS


FOR THE THREE YEARS ENDED                            JULY 30,    JULY 29,    JULY 27,
(IN THOUSANDS)                                         1994        1995        1996
-------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
Net income (loss). . . . . . . . . . . . . . . . . .  $  503     $ 1,836    $(34,078)
  Adjustments to reconcile net income (loss)
  to net cash provided by (used for) operating
  activities:
Depreciation and amortization. . . . . . . . . . . .     400         678         846
Provision for bad debts. . . . . . . . . . . . . . .     ---         ---          20
Loss on retirement of capital equipment. . . . . . .     126          41         153
Write off of in-process research
and development. . . . . . . . . . . . . . . . . . .     ---         ---      31,554
Changes in assets and liabilities:
  Decrease (increase) in accounts receivable . . . .    (439)       (528)      1,340
  Increase in inventories. . . . . . . . . . . . . .    (535)        (33)       (189)
  Increase in other assets . . . . . . . . . . . . .     (64)       (316)       (194)
  Decrease in accounts payable & accrued expenses. .    (407)       (315)       (599)
  Decrease in other long-term liabilities. . . . . .    (584)       (124)        ---
                                                     -------     -------     -------
          Total adjustments. . . . . . . . . . . . .  (1,503)       (597)     32,931
                                                     -------     -------     -------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES  (1,000)      1,239      (1,147)
                                                     -------     -------     -------

Cash Flows from Investing Activities:
  Advances to Old Amati and acquisition costs. . . .     ---      (3,240)     (2,266)
  Capital expenditures . . . . . . . . . . . . . . .    (251)        (61)       (757)
  Capitalized software development costs . . . . . .    (455)        ---         ---
  Purchase of short-term investments . . . . . . . . (14,207)     (5,862)        ---
  Proceeds from sale of investments. . . . . . . . .   8,815       8,829       2,425
                                                     -------     -------     -------
NET CASH USED FOR INVESTING ACTIVITIES . . . . . . .  (6,098)       (334)       (598)
                                                     -------     -------     -------

Cash Flows from Financing Activities:
  Proceeds from the exercise of stock options. . . .      65         162       1,575
  Payments on capital lease obligations. . . . . . .    (107)        (82)        (10)
  Stock repurchase . . . . . . . . . . . . . . . . .  (1,015)       (564)        ---
                                                     -------     -------     -------
NET CASH PROVIDED BY (USED FOR) FINANCING
  ACTIVITIES . . . . . . . . . . . . . . . . . . . .  (1,057)       (484)      1,565
                                                     -------     -------     -------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS  . . . . . . . . . . . . . . . . . . .  (8,155)        421        (180)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD . .   8,800         645       1,066
                                                     -------     -------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . $   645     $ 1,066     $   886
                                                     -------     -------     -------


The accompanying notes are an integral part of these consolidated financial statements.

                        AMATI COMMUNICATIONS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JULY 27, 1996

NOTE 1   OPERATIONS OF THE COMPANY

BUSINESS

     Amati Communications Corporation ("Amati" or the "Company") is a leading developer of advanced transmission equipment utilizing Discrete Multi-tone ("DMT") technology for the ("ADSL"), Very high-speed Digital Subscriber Line ("VDSL") and cable modem markets. The Company is the holder of the ADSL/DMT patents and has licensed the technology to companies such as Motorola, NEC and Nortel. The Company is also a provider of network connectivity systems for the internetworking and OEM marketplaces. The Company is subject to a number of risks, including dependence on key employees for technology development and support, dependence on a few significant customers, potential competition from larger more established companies, and its ability to obtain adequate financing to support its growth.

     On November 28, 1995, the Company and Amati Communications Corporation ("Old Amati"), a privately held Mountain View, California based company completed a merger (the "Merger") by which Old Amati became a wholly-owned subsidiary of the Company. Effective as of the Merger, the Company's name was changed to Amati Communications Corporation and its common stock began trading on the Nasdaq National Market under the symbol "AMTX".

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market, and include materials, labor and manufacturing overhead. Inventory is valued at currently adjusted standards which approximate actual costs on a first-in, first-out basis.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets. Machinery and equipment and furniture and fixtures generally have lives ranging from 3 to 5 years. Leasehold improvements are depreciated over the shorter of the lease term or the useful life.

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

     In fiscal 1995 and 1996, there were no capitalization of software development costs as the criteria for capitalization had not been met.
During fiscal 1994, the Company capitalized software of $455,000 and there was no amortization of capitalized software development costs because none of the capitalized software projects were available for general release. In fiscal 1995 and 1996, the amortization of capitalized software development costs charged to cost of sales was $310,000 and $246,000, respectively.

                       AMATI COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                JULY 27, 1996


     Capitalized software development costs related to the Company's OEM market business, shown in other assets in the accompanying Consolidated Balance Sheets was $492,000 for fiscal 1995 and $246,000 included in other current assets for fiscal 1996.

ACCRUED EXPENSES

     Accrued expenses include the following:


                                                       JULY 29,   JULY 27,
                                                         1995      1996
                                                       --------  ---------
 Accrued employee compensation . . . . . . . . . .     $  350     $  793
 Facilities reserve. . . . . . . . . . . . . . . .        126         --
 Other . . . . . . . . . . . . . . . . . . . . . .        301        479
                                                       --------  ---------
                                                       $  777     $1,272
                                                       --------  ---------


REVENUE RECOGNITION

          The Company generally recognizes revenue from product sales upon shipment to the customer. Revenues from software and engineering development services are recognized as the Company performs the services in accordance with contract terms. Revenues from maintenance and extended warranty agreements are recognized ratably over the term of the agreement. The Company also licenses products to OEMs and recognizes royalties as specified in the license agreement when shipment of the licensed product by the OEM is reported to the Company. Service maintenance, warranty and support revenues accounted for less than 10% of the Company's total revenues.

     The Company recognizes revenue from sales of software in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 91-1, "Software Revenue Recognition." The SOP requires, among other things, that the sales value of post contract customer support which is included as part of an initial warranty period, must be deferred and amortized over the warranty period. Deferred revenues related to post-contract customer support were $68,000 and $123,000 for fiscal years 1995 and 1996, respectively. These costs are included in accrued expenses in the Company's Consolidated Balance Sheets.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     For purposes of the Statements of Cash Flows, cash and cash equivalents are defined as cash in banks and highly liquid investments with original maturity dates of three months or less.

     Cash paid for interest was $21,000, $7,000, and $56,000 for the fiscal years 1994, 1995 and 1996, respectively. Cash paid for income taxes were $34,000, $20,000, and $73,000 for fiscal years 1994, 1995 and 1996, respectively.

INVESTMENTS

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

                      AMATI COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JULY 27, 1996

FUNDED DEVELOPMENT AGREEMENTS

     The Company has entered into certain funded development arrangements with IBM. These arrangement typically provide funding to the Company to develop on a best efforts basis certain products or product enhancements which IBM is interested in reselling to its customers. Under these arrangements, the Company retains the rights to manufacture the developed products and IBM purchases the manufactured products from the Company for distribution to IBM's customers. The arrangements typically include a minimum purchase commitment by IBM if the development is successful. Costs under these agreements are deferred until the related development revenues are recognized. Revenues under these agreements are generally recognized when certain contractual milestones are met. Total revenues recognized under these agreements were $555,000, $276,000 and $419,000 in fiscal 1994, 1995 and 1996, respectively.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

RECLASSIFICATION

     Prior years' amounts in the Consolidated Financial Statements have been reclassified where necessary to conform to the fiscal 1996 presentation.

NOTE 3    CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

     Financial instruments which may potentially subject the Company to a concentration of credit risk principally consist of accounts receivable. The Company generally does not require collateral on accounts receivable as the majority of the Company's customers are large, well established companies.

     During November 1995, the Company began shipping the Overture series of transceivers. The Overture 4 is a prototype that does not have a low enough cost or power consumption for mass deployment and is to be phased out in favor of the next series of Overture 8. In the third quarter of fiscal 1996, the Company delivered the Overture 8, which is characterized by a high bandwidth as defined by the ANSI standards. This product is currently installed in its first field trial of broadcast video in Australia. Sales in fiscal 1996 of the Overture 4 and Overture 8 series of transceivers for use in field trials were $999,000 and $819,000, respectively. In addition, contract revenues of $148,000 from customization of products were also realized in fiscal 1996. The Company anticipates the Overture series of products will continue to be represented at international field trials in fiscal 1997.

     The Company also designs, manufactures and markets data communications equipment and provides technical support and maintenance services related thereto. Sales to IBM as a percent of net sales were 65%, 83% and 69% in fiscal 1994, 1995 and 1996, respectively. The Company has a concentration of accounts receivable with IBM of $724,000 as of July 27, 1996.

     Export sales of connectivity products, primarily to Western Europe and Canada in fiscal 1994, 1995 and 1996, represented 1-2% of total net sales. Shipments of the Overture series of transceivers primarily to the countries of Australia, Israel, Germany and Italy accounted for 15% of total revenues in fiscal 1996.

           AMATI COMMUNICATIONS CORPORATION NOTES TO CONSOLIDATED
               FINANCIAL STATEMENTS (CONTINUED) JULY 27, 1996

NOTE 4     LICENSE AGREEMENTS

     The Company has certain license agreements (the "Original Agreements") with Stanford University and University Ventures II, a California limited investment partnership, whereby it was granted exclusive worldwide rights to core technology and was required to further develop commercial applications and licensed products in the field of use to maintain these agreements. In exchange for the Original Agreements, the Company agreed to issue 125,000 shares of Series A convertible preferred stock to each licensor and pay certain royalties on revenue generated from the licensed technology. Both Original Agreements contained antidilution provisions in the event the Company raised capital from the sale of stock. The term of the Original Agreements extends to the last expiration date of the licensed patents. The Company accounted for the license agreements as a transfer of nonmonetary assets from its founders and recorded the license at the transferor's historical cost basis of zero. On May 1, 1994, the Original Agreement with Stanford University was revised to include a one-time fee of $250,000 and an annual license maintenance fee of $25,000. The revised Original Agreements provides for Stanford University to receive higher royalties on the Company's revenues and provides that Stanford University's ownership in the Company will not be diluted below 3% without a right of first refusal to participate in future stock issuances, except in an initial public offering. Stanford University may terminate the agreement if the Company fails to remedy any conditions causing default, breach or incorrect reporting under the terms and conditions of the license agreement within thirty days.

NOTE 5     NOTES PAYABLE

     The Company has notes payable in the amount of $395,000, of which $325,000 bear interest at 8% per annum and $70,000 at 12% per annum . All notes are due and payable on January 31, 1997. Interest of $85,000 was accrued as of July 27, 1996.

     The Company has a bank line of credit for $1,250,000 with an interest arrangement of 2% per month of the average daily factoring account balance plus an administration fee of .5% of purchased accounts receivable. Subsequent to year-end, the Company borrowed $330,000 against this bank line of credit.

NOTE 6     STOCK OPTION PLANS

     The Company has four employees' and one non-employee Directors' stock option plans. The exercise price of options granted under any plan may not be less than 100% of the fair market value of the stock on the date of grant.

     An Incentive Stock Option Plan and a Supplemental Stock Option Plan were adopted by the Company in 1981. Total shares authorized for issuance pursuant to the Incentive Stock Option Plan and the Supplemental Stock Option Plan were 875,000 shares and 1,025,000 shares, respectively. As of July 27, 1996, options to purchase up to 35,000 shares have been granted pursuant to these plans and remain exercisable, and there are no options available for future grant under these plans. Employee stock options issued under this plan become exercisable at the rate of 25% after six months from the date of grant and 25% per year thereafter, unless determined otherwise by the Board of Directors at the time of grant. Both plans expired in October 1991. The options that have been granted under these plans expire ten years after grant.

     The Board of Directors adopted the 1990 Stock Option Plan on September 14, 1990, and it was approved by the Company's stockholders on December 14, 1990. The Company is authorized to issue options to purchase up to 900,000 shares of Company Common Stock pursuant to the 1990 Stock Option Plan. At a special meeting of the Company's stockholders held on November 10, 1995, the stockholders approved an amendment to the Company's 1990 Stock Option Plan to increase the number of shares available for issuance pursuant to this plan in conjunction with the Agreement of Merger dated August 3, 1995. The Company may now issue options to purchase an aggregate of up to 3,500,000 shares pursuant to the amended 1990 Stock Option Plan. As of July 27, 1996, options to purchase up to 3,070,836 shares have

                       AMATI COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JULY 27, 1996

been granted pursuant to this plan, of which options to purchase up to 342,675 shares were exercisable on such date and become 17,039 shares were available for future grant under this plan. Employee stock options issued pursuant to this plan exercisable at the rate of 25% one year from the date of the merger and 25% per year thereafter. The maximum term of options granted under this plan is ten years.

     The Old Amati 1992 Stock Option Plan and all outstanding and unexercised options issued pursuant thereto were assumed by the Company upon consummation of the merger, as approved by the stockholders of the Company on November 20, 1995. The Company is authorized to grant options to purchase up to an aggregate of 1,591,234 shares of Company Common Stock pursuant to this plan. As of July 27, 1996, options to purchase up to 1,207,713 shares of Company Common Stock have been granted, pursuant to this plan, including options to purchase up to 374,027 shares which were exercisable as of such date. There are no shares available for future grants under this plan. Employee stock options under this plan become exercisable at the rate of 25% one year from the date of grant and with respect to 1/48 of the number of shares subject to such option each month thereafter.

     On July 12, 1996, the Company adopted the 1996 Stock Option Plan, and authorized 1,000,000 shares of Company Common Stock. As of July 27, 1996 options to purchase up to 267,500 shares have been granted, no options were exercisable and 732,500 shares were available for future grants under this plan.

     The Company adopted a 1990 Non-Employee Directors' Stock Option Plan on September 14, 1990, and it was approved by the Company's stockholders on December 14, 1990. The Company is authorized to issue options to purchase up to an aggregate of 395,000 shares of Company Common Stock pursuant to this plan. On the date the plan was adopted, each non-employee Director then in office was granted an option to purchase up to 25,000 shares of common stock of the Company. Each person who is elected for the first time to be a non-employee Director will automatically be granted an option to purchase 25,000 shares of the Company's common stock pursuant to this plan, which options will be immediately exercisable. On December 2, 1993, the plan was amended to reduce by 150,000 shares the number of shares available for issuance pursuant to the plan, leaving 245,000 shares available for grant under this plan. As of July 27, 1996, options to purchase up to 67,500 shares have been granted pursuant to this plan, of which options to purchase up to 52,500 shares were exercisable as of such date and 70,000 shares were available for future grants under this plan.

     On September 1 of each year commencing September 1, 1991, an option to purchase 10,000 shares of the Company's common stock shall automatically be granted to each non-employee Director then in office. These options become exercisable at the rate of 25% after six months from the date of grant and 25% per year thereafter. These options expire ten years after grant.

          Stock option activity under these plans was as follows:


                                                        OPTIONS     OPTION PRICE
                                                      OUTSTANDING    PER SHARE
                                                      -----------  -------------
 Balance, July 31, 1993. . . . . . . . . . . . . .     1,405,475
 Granted . . . . . . . . . . . . . . . . . . . . .        20,000   $1.13 - $1.13
 Exercised . . . . . . . . . . . . . . . . . . . .       (76,250)  $0.75 - $1.06
 Canceled. . . . . . . . . . . . . . . . . . . . .      (253,950)  $1.00 - $3.25
                                                      ----------
 Balance, July 30, 1994. . . . . . . . . . . . . .     1,095,275
 Granted . . . . . . . . . . . . . . . . . . . . .       160,000   $1.19 - $2.03
 Exercised . . . . . . . . . . . . . . . . . . . .      (150,250)  $0.75 - $1.53
 Canceled. . . . . . . . . . . . . . . . . . . . .       (66,100)  $0.75 - $1.88
                                                      ----------
 Balance, July 29, 1995. . . . . . . . . . . . . .     1,038,925
 Granted . . . . . . . . . . . . . . . . . . . . .     4,876,145   $0.01 -$22.00
 Exercised . . . . . . . . . . . . . . . . . . . .    (1,238,077)  $0.01 - $8.13
 Canceled. . . . . . . . . . . . . . . . . . . . .       (28,444)  $1.13 - $2.13
                                                      ----------
 Balance, July 27, 1996. . . . . . . . . . . . . .     4,648,549
                                                      ----------

     On July 27, 1996, there were 4,648,549 shares of Company common stock reserved for issuance upon the exercise of outstanding options and 819,539 shares of common stock reserved for future grants under all stock option plans.

     During October 1995, the Financial Accounting Standards Board issued Statement No. 123 ("SFAS No. 123")," Accounting for Stock-Based Compensation", which establishes a fair value based method of accounting for stock-based compensation plans requires additional disclosures for those companies who elect not to adopt the new method of accounting. SFAS No. 123 will be effective for fiscal years beginning after December 15, 1995 and management does not expect it to have a material effect on the Company's financial condition or results of operations.

                      AMATI COMMUNICATIONS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               JULY 27, 1996

NOTE 7    INCOME TAXES

     As of July 27, 1996, the Company's tax net operating loss carryforwards for federal tax purposes were approximately $26,741,000. The United States Tax Reform Act of 1986 contains provisions which limit the amount of net operating loss carryforwards which may be utilized in any given fiscal year when a significant change in ownership interest occurs. These carryforwards expire in various amounts through fiscal 2011. The Company also has certain tax credit carryforwards of $1,395,000 which expire in various amounts through the year 2009. The United States Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards and research and development credits available to be used in any given year should certain events occur. Management of the Company believes, however, that such a limitation will not have a significant impact on the overall utilization of its net operating loss carryforwards.

     The Company has an additional $2,234,000 of net operating loss carryforwards which were acquired in connection with a fiscal 1988 acquisition. The change in ownership of the acquired company will affect the availability and timing of the amount of prior losses to be used to offset taxable income in future years. These carryforwards expire in various amounts through the year 2005.

     As of July 27, 1996, the Company also has net operating loss carryforwards of approximately $6,627,000 available to offset future California state taxable income. These carryforwards expire in various amounts through the year 2001. The Company also has certain California tax credit carryforwards of $86,000.

     The provision for income taxes is as follows (in thousands):


                                                   JULY 30,  JULY 29,  JULY 27,
                                                     1994      1995      1996
                                                   --------  --------  --------
 Provision for income taxes:
  Current federal. . . . . . . . . . . . . . . . .   $  11    $  39     $  17
  Current state. . . . . . . . . . . . . . . . . .      16       58        26
                                                   --------  --------  --------
  Total provision for income taxes . . . . . . .     $  27    $  97     $  43
                                                   --------  --------  --------

          The difference between the Company's effective income tax rate and the Federal statutory rate is as follows:




                                                   JULY 30,  JULY 29,  JULY 27,
                                                     1994      1995     1996
                                                   --------  --------  --------
   Statutory federal income tax rate . . . . . . .    34%       34%      (34)%
   State income tax rate, net of federal benefit .     7         7         7
   Previous losses not benefited . . . . . . . . .   (36)      (36)       32
                                                   --------  --------  --------
   Income tax rate . . . . . . . . . . . . . . . .     5%        5%        5%
                                                   --------  --------  --------

                      AMATI COMMUNICATIONS CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                JULY 27, 1996

          The major components of the net deferred tax asset are as follows (in thousands):


                                                      JULY 29,   JULY 27,
                                                        1995      1996
                                                      --------   --------
 Deferred tax assets:
  Cumulative temporary differences . . . . . . . .     $  471     $1,468
  Tax credits. . . . . . . . . . . . . . . . . . .      1,189      1,395
  Net operating loss . . . . . . . . . . . . . . .      7,662      9,496
  Other accruals . . . . . . . . . . . . . . . . .        199        118
                                                      --------   --------
      Total assets . . . . . . . . . . . . . . . .      9,521     12,477
  Valuation allowance. . . . . . . . . . . . . . .     (9,179)   (12,392)
                                                      --------   --------
  Net deferred income tax asset. . . . . . . . . .        342         85

 Deferred tax liabilities:
  Capitalized software expenditures. . . . . . . .        342         85
                                                      --------   --------
      Total liabilities. . . . . . . . . . . . . .        342         85
                                                      --------   --------
 Total net deferred tax assets . . . . . . . . . .     $    0     $    0
                                                      --------   --------


NOTE 8     NET INCOME (LOSS) PER SHARE

          Net income (loss) per share is based on the weighted average number of shares outstanding of common stock and common stock equivalents (when dilutive) using the treasury stock method. No common stock equivalents have been included in 1996 because the effect would be to decrease the loss per share.

NOTE 9    LEASE COMMITMENTS

     At July 27, 1996, approximate future minimum rental commitments under all noncancelable operating leases are as follows (in thousands):


FISCAL YEAR                                                         RENTALS
-----------                                            RENTAL      RECEIVABLE
                                                      PAYMENTS   UNDER SUBLEASES
                                                      --------   ---------------
 1997. . . . . . . . . . . . . . . . . . . . . . .    $  1,029      $  221
 1998. . . . . . . . . . . . . . . . . . . . . . .         974         252
 1999. . . . . . . . . . . . . . . . . . . . . . .         974         252
 2000. . . . . . . . . . . . . . . . . . . . . . .         781          -
 2001. . . . . . . . . . . . . . . . . . . . . . .         781          -
 Thereafter. . . . . . . . . . . . . . . . . . . .         736          -
                                                      --------      ------
                                                      $  5,275      $  725
                                                      --------      ------


          Total rent expense for all operating leases amounted to approximately $1,128,000, $1,038,000, and $971,000 in fiscal 1994, 1995 and
1996, respectively. Rent expense in fiscal 1994, 1995 and 1996 is before sublease income of $231,000, $297,000, and $137,000.

                        AMATI COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                 JULY 27, 1996


NOTE 10  LITIGATION

     In November 1993, an action was brought against the Company for damages related to the use of the Company's products. The plaintiff filed a suit claiming repetitive stress injuries resulting from the use of the Company's product in the course of employment with American Airlines from the period
May 1981 through July 1991. The plaintiff alleges damages in the amount of $1 million and seeks punitive damages of $10 million. The Company believes that the claim is without merit and has tendered defense of this action to its insurance carriers. In the opinion of management, the outcome of this litigation will not have a material adverse effect on the Company's financial position or its results of operations.

NOTE 11  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly information is for the years ended July 29, 1995 and July 27, 1996.

FISCAL 1995
QUARTER ENDED                          OCTOBER 29,   JANUARY 28,   APRIL 29,   JULY 29,
(IN THOUSANDS, EXCEPT PER SHARE DATA)     1994          1995         1995        1995
---------------------------------------------------------------------------------------
  Net Sales. . . . . . . . . . . . .     $3,063        $2,638       $3,036     $3,303
  Gross Profit . . . . . . . . . . .     $1,315        $1,192       $1,169     $1,648
  Net Income . . . . . . . . . . . .     $  212        $  307       $  441     $  876
  Net Income Per Share . . . . . . .     $ 0.02        $ 0.03       $ 0.04     $ 0.07

FISCAL 1996
QUARTER ENDED                          OCTOBER 28,   JANUARY 27,   APRIL 27,   JULY 27,
(IN THOUSANDS, EXCEPT PER SHARE DATA)     1995          1996         1996        1996
---------------------------------------------------------------------------------------
  Net Sales. . . . . . . . . . . . .     $3,354        $  2,524     $3,756     $ 2,451
  Gross Profit . . . . . . . . . . .     $1,514        $    978     $1,576     $   613
  Net Income (Loss). . . . . . . . .     $  816        $(32,199)    $ (498)    $(2,197)
  Net Income (Loss) Per Share. . . .     $ 0.07        $  (2.12)    $(0.03)    $ (0.13)



NOTE 12  ACQUISITION OF OLD AMATI

     On November 28, 1995, the Company acquired all of the outstanding shares of Amati Communications Corporation ("Old Amati") for approximately $29.5 million. The purchase price consisted of the issuance of 2.6 million shares of Company common stock in exchange for all shares of Old Amati common stock, 1.5 million shares of Company common stock in exchange for all shares of Old Amati Series A Preferred Stock, warrants for the purchase of up to 1.1 million shares of Company common stock in exchange for all Old Amati warrants, and options to purchase up to 1.6 million shares of Company common stock in exchange for all options to purchase Old Amati Common stock. The purchase price also includes registration and other acquisition costs of $0.8 million, total cash advances to Old Amati prior to the merger of $5.6 million and is net of the estimated proceeds from the assumed exercise of Old Amati options and warrants of $3.3 million.

     The transaction was accounted for using the purchase method of accounting. The Company allocated the purchase price to the net assets based upon their estimated fair values. The fair values of tangible assets acquired and liabilities assumed were $1.2 million and $3.2 million, respectively. The balance of the purchase price, $31.6 million,

                        AMATI COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                 JULY 27, 1996


was charged to earnings to write-off in-process research and development that had not reached technological feasibility and had no alternative future uses.

     The following table reflects unaudited pro forma combined results of operations of the Company and Old Amati on the basis that the acquisition had taken place and the related charge, noted above, was recorded at the beginning of the fiscal year for each of the periods presented:

                                         TWELVE MONTHS ENDED
                                  JULY 29, 1995       JULY 27, 1996
                                  -------------       -------------
                                 (In thousands except per share data)
          Revenues                  $ 13,092             $ 13,512
          Net Loss                  $(35,666)            $(36,527)
          Net Loss per Share        $  (2.21)            $  (2.15)
          Number of Shares used
            in Computation            16,146               17,008

     In management's opinion, the unaudited pro-forma combined results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 1995 or at the beginning of 1996 or of future operations of the combined companies under the ownership and management of the Company.

NOTE 13  SUBSEQUENT EVENT

     On October 3, 1996, the Company entered into an Agreement with certain investors (the "Investors") under which the Company could raise up to $15,000,000 in equity, subject to certain conditions. The Company anticipates the initial financing under the Agreement, if completed, would be $10,000,000. The number of common shares to be issued under the agreement is subject to the market price at the date of issuance. Furthermore, the number of shares issued could subsequently be increased if the average share price for a period of time subsequent to the date of issuance is less than the share price at the date of issuance. In addition, under the Agreement the Investors were issued warrants to purchase 600,000 shares of common stock. Such warrants are exercisable for a period of five years and allow for an optional net exercise whereby the Company would not receive any cash upon exercise.

  In a related transaction, on October 3, 1996 and October 8, 1996, the Company borrowed an aggregate of $3,000,000 from the Investors, which is secured by all of the Company's intellectual property. The Company intends to repay this loan upon completion of the initial financing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Executive Officers and Directors of the Company during the fiscal year and their ages as of the date of filing of the Form 10-K Registration Statement are as follows:

            NAME          AGE                 POSITION
     ------------------   ---   ------------------------------------
     Dr. James Gibbons    56    Chairman of the Board
     Donald Lucas         66    Director
     James Steenbergen    49    President, Chief Executive Officer,
                                Chief Financial Officer, Director
     Dr. John Cioffi      39    Chief Technical Officer, Founder, Director
     Aamer Latif          38    Director
     Christopher Barnes   47    Vice President of European Sales
     Benjamin Berry       47    Vice President of Marketing
     David Bivolcic       39    Senior Vice President
     Ronald Carlini       57    Vice President of Corporate Development
     Joseph Grady, Jr.    49    Vice President of Worldwide Sales
     James Hood           55    Vice President of Engineering
     Teresita Medel       49    Treasurer, Secretary and Controller

      Dr. James Gibbons served as the Chairman of the Board of Directors of Old Amati since 1992. Dr. Gibbons is a Professor of Electrical Engineering and has served as the Dean of the School of Engineering at Stanford University since 1984. Dr. Gibbons currently serves on the Board of Directors of Lockheed Corporation, Raychem Corporation, Centigram Corporation, El Paso Natural Gas Company and Cisco Systems, Incorporated. Dr. Gibbons was elected as Chairman of the Company's Board effective December 4, 1995.

      Mr. Donald Lucas, a venture capitalist, has been a Director of the Company since 1968. He is also a director of Cadence Design Systems, Inc., Delphi Information Systems, Inc., Kahler Corporation, Oracle Corp., Macromedia, Inc., Quantum Health Resources, Inc., Racotek, Inc., Transcend Services, Inc., and Tricord Systems, Incorporated.

      Mr. James Steenbergen, President and CEO, has been Chief Executive Officer and President for several high-technology companies involved in the manufacture and development of systems for the telecommunications industry. These companies include Optilink Corporation, SRX and Granger Associates. Mr. Steenbergen was elected to the Company's Board effective December 4, 1995.

      Dr. John Cioffi, Chief Technical Officer, is the founder of Old Amati and has served as Vice President of Engineering, Chief Technical Officer and Director of Old Amati since 1991. Dr. Cioffi has also been a Professor of Electrical Engineering at Stanford University since 1986. Dr. Cioffi sits on the technical boards of C-Cube Microsystems, Inc., and Wireless Access Inc. and has served on the technical staffs of Bell Laboratories Inc. and IBM's Almaden Research Laboratories. Dr. Cioffi was elected to the Company's Board effective December 4, 1995.

      Mr. Aamer Latif was elected President, Chief Executive Officer, Chief Financial Officer and Director of the Company in May 1993; he was elected Chairman in July 1995 and served in that capacity until December 1995. Prior to 1993, Mr. Latif served in various positions in Engineering with the Company since 1980. He resigned as an officer of the Company on November 27, 1995.

      Mr. Christopher Barnes, Vice President of European Sales, joined the Company in July 1996. Mr. Barnes has extensive experience in global high technology markets, having previously been responsible for international sales in various leading communications companies, including Marconi UK, DSC Communications and Telesciences.

      Mr. Benjamin Berry, Vice President of Marketing, was previously Vice President of Marketing and Business Development for Digital Link Corporation, a manufacturer of high-speed data communications equipment. He has also been a Division Manager at Granger Associates and a Member of Technical Staff for Bell Laboratories.

      Mr. David Bivolcic was elected Senior Vice President of the Company in May 1993. Prior to that, he served as the Company's Vice President, Operations since December 1989.

      Mr. Ronald Carlini, Vice President of Corporate Development, came to the Company after holding a variety of senior management positions in the computer and telecommunications industries, including General Manager and Executive Vice President at ADACOM Corporation; General Manager and Vice President of Telex Corporation; and Division Account Marketing Manager at IBM Corporation.

      Mr. Joseph Grady, Jr., served as Old Amati's Vice President of Worldwide Sales from August of 1994 until the merger with the Company, and continues in that position with the Company. Previously, Mr. Grady served as Assistant Vice President of Sales of Newbridge Networks Corporation from 1992 to 1994. Mr. Grady served as Manager of Distribution, Sales and Development for Octel Communications Corporation from 1991 to 1992. Mr. Grady also served as Vice President of Telephone Company Sales for Racal Data Communications Inc. for 1985 to 1991.

      Mr. James Hood, Vice President of Engineering has thirty years of industry experience. He served as President and Executive Officer of MERET Optical Communications, Inc. Prior to that, he was President and Chief executive Officer of CATEL Telecommunications Inc.

      Ms. Teresita Medel was elected Secretary of the Company in December 1994. She has served as Treasurer and Controller of the Company since July 1993. Prior to 1993, she had served as the Company's Accounting Manager since 1979.

ITEM 11.  EXECUTIVE COMPENSATION

     The sections entitled "Executive Compensation" appearing in the Company's 1996 Proxy Statement is incorporated herein by reference.

BOARD COMPENSATION

     Each director who was not also an officer or employee of the Company received a fee of $2,000 per quarter in fiscal 1996. In addition, each such director received a fee of $2,000 for each Board meeting attended and $2,000 for each Audit Committee meeting attended during fiscal 1994. Board resolutions adopted April 26, 1996 discontinues the payment of quarterly and attendance fees. The Company has a policy of reimbursing directors for reasonable travel and related expenses incurred in attending Board and Committee meetings.
Donald L. Lucas, a director of the Company, did not receive any of the aforementioned payments; however, Mr. Lucas in fiscal 1996 received $21,600 in consulting fees for services rendered to the Company.

     Directors who are not employees of the Company or an affiliate of the Company are eligible to participate in the Company's 1990 Non-Employee Directors' Stock Option Plan. Pursuant to such plan, on September 1, 1995, each non-employee Director received an option to purchase up to 10,000 shares of the Company's Common Stock on September 1, 1995 at an exercise price of $4.63 per share. Grants are automatically made annually under this plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's 1996 Proxy Statement is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) INDEX TO FINANCIAL STATEMENTS

     The following consolidated financial statements are included in
     Part II, Item 8:
                                                                  Page
                                                                  ----
     Report of Independent Public Accountants...................   18
     Consolidated Balance Sheets as of July 29, 1995 and
      July 27, 1996.............................................  19-20
     Consolidated Statements of Operations for the Three Years
      Ended July 27, 1996.......................................   21
     Consolidated Statements of Stockholders' Equity for the
      Three Years Ended July 27, 1996...........................   22
     Consolidated Statements of Cash Flows for the Three Years
      Ended July 27, 1996.......................................   23
     Notes to Consolidated Financial Statements.................  24-35

   (2) INDEX TO FINANCIAL STATEMENT SCHEDULES

     Schedule II Valuation and Qualifying Accounts..............   44

     All other schedules called for under Regulation S-X are omitted because they are not applicable, not required, or required information is immaterial or is shown in the financial statements or notes thereto.

   (3) INDEX TO EXHIBITS

       See section (c).

(b) REPORTS ON FORM 8-K

    None.

(c) INDEX TO EXHIBITS

2.1       The Amended and Restated Agreement and Plan of            Incorporated
          Reorganization and Merger among Registrant, Amati         by Reference
          Communications Corporation and IA Acquisition
          Corporation, dated August 3, 1995 and the Amendment thereto dated October 6, 1995 are filed as Exhibit 2.1 to the Registrant's Form S-4 Registration Statement
          File No. 33-62023 dated October 16, 1995.

3.1       Restated Certification of Incorporation filed with the    Incorporated
          Delaware Secretary of State of November 17, 1989 is       by Reference
          filed as Exhibit 3.1 to Registrant's Form 10-K Annual
          Report for its fiscal year ended July 28, 1990.

3.2       By-Laws as amended through July 21, 1989 are filed as     Incorporated
          Exhibit 3(iii) to Registrant's Form 10-K Annual Report    by Reference
          for its fiscal year ended July 29, 1989.

10.1*     1981 Incentive Stock Option Plan as amended through       Incorporated
          October 12, 1987, is filed as Exhibit 10(iii) to          by Reference
          Registrant's Form 10-K Annual Report for its fiscal year ended August 1, 1987.

10.2*     1981 Supplemental Stock Option Plan as amended through    Incorporated
          October 12, 1987, is filed as Exhibit 10(iv) to           by Reference
          Registrant's Form 10-K Annual Report for its fiscal year ended August 1, 1987.

10.3      Lease dated August 27, 1985 between Registrant and        Incorporated
          Zanker/North Pointe Associates with respect to            by Reference
          Registrant's facilities at 3801 Zanker Road, San Jose,
          California is filed as Exhibit 10(xiii) to Registrant's
          Form 10-K Annual Report for its fiscal year ended
          August 3, 1985.

10.4*     1985 Director's Stock Option Plan as amended through      Incorporated
          December 11, 1987 is filed as Exhibit 28 to Registrant's by Reference Form S-8 Registration Statement File No. 33-21103.

10.5      Lease amendment dated September 19, 1990 between          Incorporated
          Registrant and Zanker/North Pointe Associates with        by Reference
          respect to Registrant's facilities at 3801 Zanker Road, San Jose, California is filed as Exhibit 10.6 to
          Registrant's Form 10-K Annual Report for its fiscal year ended July 28,1990.

10.6*     1990 Stock Option Plan adopted September 14, 1990 is      Incorporated
          filed as Exhibit 10.8 to Registrant's Form 10-K Annual    by Reference
          Report for its fiscal year ended July 28, 1990.

10.7*     1990 Non-Employee Director's Stock Option Plan adopted    Incorporated
          September 14, 1990 is filed as Exhibit 10.9 to            by Reference
          Registrant's Form 10-K annual Report for its fiscal year ended July, 28, 1990.

10.8      Manufacturing Agreement dated October 9, 1989 between     Incorporated
          Registrant and International Business Machines            by Reference
          Corporation is filed as Exhibit 10.9 to Registrant's
          Form 10-K Annual Report for its fiscal year ended
          July 27, 1991 as amended.

10.9      Lease dated February 10, 1994 between Registrant and      Incorporated
          Zanker/North Pointe Associates with respect to            by Reference
          Registrant's facilities at 3801 Zanker, San Jose,
          California is filed as Exhibit 10.9 to Registrant's
          Form 10-K Annual Report for its fiscal year ended July 30,

10.10     Registration Rights Agreement is filed as Exhibit 10.1    Incorporated
          to Registrant's Form S-3 dated March 8, 1996.             by Reference

10.11*    Affiliate's Agreement between the Registrant and          Incorporated
          Dr. John Cioffi is filed as Exhibit 10.3 to Registrant's by Reference Form S-3 dated March 8, 1996.

10.12*    Severance Agreement dated May 15, 1995, amended           Incorporated
          August 12, 1995 between Registrant and Aamer Latif is     by Reference
          filed as Exhibit 10.15 to Registrant's Form 10-Q for the quarter ended October 28, 1995.

10.13     License Agreement dated January 1, 1992 between           Incorporated
          Registrant and Stanford University and University         by Reference
          Ventures II, a California limited investment partnership, is filed as Exhibit 10.16 to the Registrant's Form 10-Q for the quarter ended January 27, 1996. (Confidential treatment has been requested with respect to specific portions of this exhibit)

10.14     License Agreement dated March 16, 1995 between Registrant Incorporated
          and Motorola is filed as Exhibit 10.17 to the             by Reference
          Registrant's Form 10-Q for the quarter ended January 27,
          1996. (Confidential treatment has been requested with respect to specific portions of this exhibit).

10.15*    Employment Agreement dated May 5, 1995 with Dr. John      Incorporated
          Cioffi is filed as Exhibit 10.18 to the Registrant's      by Reference
          Form 10-Q for the quarter ended January 27, 1996.

10.16 Lease dated July 15, 1996 between Registrant and Berg and Berg Developers with respect to Registrant's facilities at 2043 Samaritan Drive, San Jose is filed as Exhibit 10.16 hereto.

10.17* 1996 Stock Option Plan adopted July 12, 1996 is filed as Exhibit 10.17 hereto.

10.18     Investment Agreement dated October 3, 1996 among          Incorporated
          Registrant, Quantum Industrial Partners LDC, S-C          by Reference
          Phoenix Holdings, L.L.C., Winston Partners L.P.,
          Winston Partners II LDC, and Winston Partners II
          L.L.C. is filed as Exhibit 4.1 to Registrant's Form
          S-3 dated October 8, 1996.

10.19     Form of Class A Warrant is filed as Exhibit 4.2 to        Incorporated
          Registrant's Form S-3 dated October 8, 1996.              by Reference

10.20     Form of Class B Warrant is filed as Exhibit 4.3 to        Incorporated
          Registrant's Form S-3 dated October 8, 1996.              by Reference

10.21     Registration Rights Agreement dated October 3, 1996       Incorporated
          among Registrant and Quantum Industrial Partners LDC,     by Reference
          S-C Phoenix Holdings, L.L.C., Winston Partners L.P.,
          Winston Partners II LDC, and Winston Partners II L.L.C.
          is filed as Exhibit 4.4 to Registrant's Form S-3 dated
          October 8, 1996.

21.1      A list of Registrant's subsidiaries is filed as
          Exhibit 21.1 hereto

23.1      Consent of Independent Public Accounts is filed as
          Exhibit 23.1 hereto.

24.0      Power of Attorney.

The exhibits not filed herewith were previously filed with the Commission as indicated and are hereby incorporated by reference.
___________
* Management Contracts or Compensatory Plans.

                                                                    SCHEDULE II

                        AMATI COMMUNICATIONS CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                Balance
                                   at     Charged to Charged          Balance at
                                Beginning   Costs &  to Other            End of
      DESCRIPTION               of Period  Expenses  Accounts Deductions Period
-------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
 Year ended July 30, 1994 . . . .  $   32   $  ---    $  ---  $   (7)(1)  $  25
 Year ended July 29, 1995 . . . .  $   25   $  ---    $  ---  $   (4)(1)  $  21
 Year ended July 27, 1996 . . . .  $   21   $   20    $    5  $  (16)(1)  $  30


ACCRUED RESTRUCTURING CHARGE:
 Year ended July 30, 1994 . . . .  $1,381   $  ---    $  ---  $(540)(2)   $ 841
 Year ended July 29, 1995 . . . .  $  841   $  ---    $  ---  $(547)(2)   $ 294
 Year ended July 27, 1996 . . . .  $  294   $  ---    $  ---  $  ---      $ 294









(1) Uncollectible accounts written off
(2) Usage

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 18, 1996.

                              Amati Communications Corporation
                              By:   /S/ JAMES E. STEENBERGEN
                                   ----------------------------
                                   James E. Steenbergen
                                   CHAIRMAN OF THE BOARD, PRESIDENT ,
                                   CHIEF EXECUTIVE OFFICER, AND CHIEF
                                   FINANCIAL OFFICER

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James Steenbergen and Teresita Medel, or either of them, with the power of substitution, his attorney in fact, to sign any amendments to this Registration Statement and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

      SIGNATURE            CAPACITY                                DATE
      ---------            --------                                ----
 /S/ DR. JAMES GIBBONS     Chairman of the Board              October 18, 1996
 ---------------------
   Dr. James Gibbons

   /S/DONALD LUCAS         Director                           October 18, 1996
   ---------------
     Donald Lucas

  /S/ DR. JOHN CIOFFI      Director                           October 18, 1996
  -------------------
    Dr. John Cioffi

    /S/ AAMER LATIF        Director                           October 18, 1996
    ---------------
      Aamer Latif

 /S/ JAMES STEENBERGEN     Chairman of the Board, President,  October 18, 1996
 ---------------------     Chief Executive Officer, Chief
   James Steenbergen       Financial Officer (Principal
                           Executive Officer) (Principal
                           Financial Officer)

  /S/ TERESITA MEDEL       Treasurer, Secretary and Corporate October 18, 1996
  ------------------       Controller (Principal Accounting
    Teresita Medel         Officer)