Form 10-K/A
period 1996-07-27
AMATI COMMUNICATIONS CORP
filed 1996-10-29
CIK 65745

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A


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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        AMATI COMMUNICATIONS CORPORATION
                                 1996 FORM 10-K
                               TABLE OF CONTENTS

                                               PART I
Item 1.    Business......................................................................          1

Item 2.    Properties....................................................................          8

Item 3.    Legal Proceedings.............................................................          9

Item 4.    Submission of Matters to a Vote of Security Holders...........................          9

                                              PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.........         10

Item 6.    Selected Financial Data.......................................................         10

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations..................................................................         11

Item 8.    Financial Statements and Supplementary Data...................................         19

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure..................................................................         33

                                              PART III

Item 10.   Directors and Executive Officers of the Registrant............................         34

Item 11.   Executive Compensation........................................................         35

Item 12.   Security Ownership of Certain Beneficial Owners and Management................         36

Item 13.   Certain Relationships and Related Transactions................................         36

                                              PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...............         37

SIGNATURES...............................................................................         40

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


    ADSL is principally intended for video dialtone services. The potential demand for ADSL is being driven primarily by the threat to the telephone companies of increased competition as a result of deregulation, and their desire to provide video services utilizing their existing copper wire plant without having to invest heavily in more expensive access technologies, such as fiber-optic systems. Telephone companies are currently performing technical and market trials of various video and multimedia systems. ADSL has the potential of providing telephone companies with a technology that will enable them to compete cost-effectively with their main competitors for video services, the interexchange carriers and cable companies.


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

PATENTS, TRADEMARKS AND LICENSES

    The Company has a policy of seeking patents when appropriate on inventions concerning new products and improvements as part of its on-going research and development activities. Its patents are classified as follows:

    - Group I--Consists of 3 patent applications and 1 patent (shared with Northern Telecom), consisting of technology necessary to conform to the ANSI standard for ADSL. The Company has informally agreed with the ANSI standards body to license these patents to third parties on fair and equitable terms.

    - Group II--Consists of 2 patents issued to Stanford University in 1993 and 1994 and 1 patent application filed by Stanford University, all of which have been exclusively licensed to the Company, and 1 patent application filed by the Company in 1995. The technology described in these patents is not necessary to conform to the ANSI standard for ADSL; however, such technology makes ADSL transceivers more efficient.

    - Group III--Consists of 1 patent owned by the Company and 5 patent applications filed by the Company, all of which relate more generally to the Company's DMT technology.

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

FISCAL 1995                                                                                LOW       HIGH
--------------------------------------------------------------------------------------  ---------  ---------
First Quarter.........................................................................  $    0.88  $    1.25
Second Quarter........................................................................       0.63       1.06
Third Quarter.........................................................................       0.69       1.56
Fourth Quarter........................................................................       1.13       3.38


FISCAL 1996                                                                                LOW       HIGH
--------------------------------------------------------------------------------------  ---------  ---------
First Quarter.........................................................................  $    2.50  $    6.56
Second Quarter........................................................................       3.19       9.50
Third Quarter.........................................................................       5.25      19.75
Fourth Quarter........................................................................       9.38      36.50

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

                                                                                 YEARS ENDED
                                                            ------------------------------------------------------
                                                            JULY 25,   JULY 31,   JULY 30,   JULY 29,    JULY 27,
                                                              1992       1993       1994       1995        1996
                                                            ---------  ---------  ---------  ---------  ----------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
SELECTED INCOME STATEMENT DATA:
  Net Sales...............................................  $  26,324  $  12,307  $   8,236  $  12,040  $   12,085
  Income (Loss) before Income Taxes.......................  $   3,398  $  (5,963) $     530  $   1,933  $  (34,035)
  Provision for Income Taxes..............................        265     --             27         97          43
                                                            ---------  ---------  ---------  ---------  ----------
  Net Income (Loss).......................................  $   3,133  $  (5,963) $     503  $   1,836  $  (34,078)
  Net Income (Loss) per Share.............................  $     .23  $    (.46) $     .04  $     .16  $    (2.21)

SELECTED BALANCE SHEET DATA:
  Current Assets..........................................  $  17,695  $  11,188  $   9,463  $   7,793  $    5,182
  Current Liabilities.....................................  $   4,042  $   2,598  $   2,171  $   1,591  $    4,267
  Working Capital.........................................  $  13,653  $   8,590  $   7,292  $   6,202  $      915
  Total Assets............................................  $  21,101  $  12,936  $  11,391  $  12,111  $    6,241
  Long-term Liabilities...................................  $   1,566  $   1,099  $     428  $     294  $      294
  Stockholders' Equity....................................  $  15,493  $   9,239  $   8,792  $  10,226  $    1,680

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


    CUSTOMER CONCENTRATION; RELIANCE ON SALES TO IBM. Sales to IBM for PC to Mainframe connectivity and related products accounted for approximately 65%, 83% and 69% of the Company's net sales in fiscal 1994, 1995 and 1996, respectively. Since IBM considers product sales and market data confidential, the Company has very little ability to anticipate future demands and IBM is not obligated to purchase any specified amount of products. For its PC-Connectivity products, the Company is highly dependent on sales to IBM and expects that quarterly and annual results could be volatile due to its dependence on this dominant customer. In addition, there can be no assurance that IBM will continue to distribute and support the Company's products. The Company's principal contract with IBM expires in December 1996. Further, IBM may terminate its agreements with the Company upon 30 days' notice without a significant penalty.


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

                                          ARTHUR ANDERSEN LLP


San Jose, California
August 30, 1996 (except with respect
  to the matter discussed in Note 13, as to which the date is October 8, 1996)

                        AMATI COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                             JULY 29,    JULY 27,
                                                                                               1995        1996
                                                                                            ----------  ----------
                                                                                            (DOLLARS IN THOUSANDS)
                                                      ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $    1,066  $      886
  Short-term investments..................................................................       2,425      --
  Accounts receivable, less allowance of $21 in 1995 and $30 in 1996......................       1,933       1,524
  Inventories:
    Finished goods........................................................................           1           1
    Work in process.......................................................................         711         890
    Purchased parts.......................................................................         715         725
                                                                                            ----------  ----------
                                                                                                 1,427       1,616
  Other current assets....................................................................         942       1,156
                                                                                            ----------  ----------
      Total current assets................................................................       7,793       5,182
                                                                                            ----------  ----------
Equipment and leasehold improvements, at cost:
  Machinery and equipment.................................................................       2,772       3,436
  Furniture and fixtures..................................................................         188         187
  Leasehold improvements..................................................................         505         532
                                                                                            ----------  ----------
                                                                                                 3,465       4,155
Less: Accumulated depreciation and amortization...........................................      (2,879)     (3,096)
                                                                                            ----------  ----------
  Equipment and leasehold improvements, net...............................................         586       1,059
                                                                                            ----------  ----------
Old Amati advances and acquisition costs..................................................       3,240      --
Other assets..............................................................................         492      --
                                                                                            ----------  ----------
      TOTAL ASSETS........................................................................  $   12,111  $    6,241
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of capitalized lease obligations.....................................  $       10  $   --
  Trade accounts payable..................................................................         612         643
  Accrued expenses........................................................................         777       1,272
  Deferred revenue........................................................................         192       1,957
  Notes payable...........................................................................      --             395
                                                                                            ----------  ----------
      Total current liabilities...........................................................       1,591       4,267
                                                                                            ----------  ----------
Long-term liabilities:
  Obligations under lease commitments.....................................................         294         294
                                                                                            ----------  ----------
      Total long-term liabilities.........................................................         294         294
                                                                                            ----------  ----------
Commitments (Note 9)......................................................................      --          --
Stockholders' equity:
  Preferred stock--par value $100 per share
    Authorized--5,000 shares
    Outstanding--none.....................................................................      --          --
  Common stock--par value $.20 per share
    Authorized--20,000,000 shares
    Outstanding--11,569,077 shares in 1995 and 17,692,802 shares in 1996..................       2,314       3,539
  Additional paid-in capital..............................................................      33,324      57,631
  Accumulated deficit.....................................................................     (25,412)    (59,490)
                                                                                            ----------  ----------
      Total Stockholders' equity..........................................................      10,226       1,680
                                                                                            ----------  ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........................................  $   12,111  $    6,241
                                                                                            ----------  ----------
                                                                                            ----------  ----------

   The accompanying notes are an integral part of these consolidated balance sheets.

                        AMATI COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     FOR THE THREE YEARS ENDED
                                                                                  --------------------------------
                                                                                  JULY 30,   JULY 29,    JULY 27,
                                                                                    1994       1995        1996
                                                                                  ---------  ---------  ----------
                                                                                  (IN THOUSANDS, EXCEPT PER SHARE
                                                                                              AMOUNTS)
Net sales.......................................................................  $   8,236  $  12,040  $   12,085
Cost of sales...................................................................      4,428      6,716       7,404
                                                                                  ---------  ---------  ----------
      Gross margin..............................................................      3,808      5,324       4,681
                                                                                  ---------  ---------  ----------
Operating expenses:
  Research and development......................................................      1,429      1,595       3,837
  Marketing and sales...........................................................        884        861         953
  General and administrative....................................................      1,177      1,229       2,519
  Write off of acquired in-process research and development.....................     --         --          31,554
                                                                                  ---------  ---------  ----------
      Total operating expenses..................................................      3,490      3,685      38,863
                                                                                  ---------  ---------  ----------
  Income (loss) from operations.................................................        318      1,639     (34,182)
                                                                                  ---------  ---------  ----------
Other income (expense):
  Interest income...............................................................        233        301         168
  Interest expense..............................................................        (21)        (7)        (21)
                                                                                  ---------  ---------  ----------
      Total other income........................................................        212        294         147
                                                                                  ---------  ---------  ----------
Income (loss) before provision for income taxes.................................        530      1,933     (34,035)
  Provision for Income taxes....................................................         27         97          43
                                                                                  ---------  ---------  ----------
NET INCOME (LOSS)...............................................................  $     503  $   1,836  $  (34,078)
                                                                                  ---------  ---------  ----------
                                                                                  ---------  ---------  ----------
NET INCOME (LOSS) PER SHARE.....................................................  $     .04  $     .16  $    (2.21)
                                                                                  ---------  ---------  ----------
                                                                                  ---------  ---------  ----------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND COMMON SHARE EQUIVALENTS...........     12,319     11,491      15,448
                                                                                  ---------  ---------  ----------
                                                                                  ---------  ---------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                        AMATI COMMUNICATIONS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                       FOR THE THREE YEARS ENDED JULY 27, 1996
                                                              ---------------------------------------------------------
                                                                  COMMON STOCK
                                                              --------------------   PAID-IN   ACCUMULATED
                                                               SHARES     AMOUNT     CAPITAL     DEFICIT       TOTAL
                                                              ---------  ---------  ---------  ------------  ----------
                                                                                   (IN THOUSANDS)
Balance, July 31, 1993......................................     12,739  $   2,548  $  34,442   $  (27,751)       9,239
  Exercise of employee stock options........................         76         15         50       --               65
  Stock repurchase..........................................       (859)      (172)      (843)      --           (1,015)
  Net income................................................     --         --         --              503          503
                                                              ---------  ---------  ---------  ------------  ----------
Balance, July 30, 1994......................................     11,956      2,391     33,649      (27,248)       8,792
  Exercise of employee stock options........................        150         30        132       --              162
  Stock repurchase..........................................       (537)      (107)      (457)      --             (564)
  Net income................................................     --         --         --            1,836        1,836
                                                              ---------  ---------  ---------  ------------  ----------
Balance, July 29, 1995......................................     11,569      2,314     33,324      (25,412)      10,226
  Exercise of employee stock options........................      1,238        248      1,327       --            1,575
  Exercise of warrants from merger..........................        231         46        (46)      --           --
  Issuance of shares from merger............................      4,655        931     23,026       --           23,957
  Net loss..................................................     --         --         --          (34,078)     (34,078)
                                                              ---------  ---------  ---------  ------------  ----------
BALANCE, JULY 27, 1996......................................     17,693  $   3,539  $  57,631   $  (59,490)  $    1,680
                                                              ---------  ---------  ---------  ------------  ----------
                                                              ---------  ---------  ---------  ------------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                        AMATI COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      FOR THE THREE YEARS ENDED
                                                                                  ---------------------------------
                                                                                   JULY 30,   JULY 29,    JULY 27,
                                                                                     1994       1995        1996
                                                                                  ----------  ---------  ----------
                                                                                           (IN THOUSANDS)
Cash Flows from Operating Activities:
Net income (loss)...............................................................  $      503  $   1,836  $  (34,078)
  Adjustments to reconcile net income (loss) to net cash provided by (used for)
    operating activities:
    Depreciation and amortization...............................................         400        678         846
    Provision for bad debts.....................................................      --         --              20
    Loss on retirement of capital equipment.....................................         126         41         153
    Write off of in-process research and development............................      --         --          31,554
  Changes in assets and liabilities:
    Decrease (increase) in accounts receivable..................................        (439)      (528)      1,340
    Increase in inventories.....................................................        (535)       (33)       (189)
    Increase in other assets....................................................         (64)      (316)       (194)
    Decrease in accounts payable & accrued expenses.............................        (407)      (315)       (599)
    Decrease in other long-term liabilities.....................................        (584)      (124)     --
                                                                                  ----------  ---------  ----------
      Total adjustments.........................................................      (1,503)      (597)     32,931
                                                                                  ----------  ---------  ----------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES............................      (1,000)     1,239      (1,147)
                                                                                  ----------  ---------  ----------
Cash Flows from Investing Activities:
  Advances to Old Amati and acquisition costs...................................      --         (3,240)     (2,266)
  Capital expenditures..........................................................        (251)       (61)       (757)
  Capitalized software development costs........................................        (455)    --          --
  Purchase of short-term investments............................................     (14,207)    (5,862)     --
  Proceeds from sale of investments.............................................       8,815      8,829       2,425
                                                                                  ----------  ---------  ----------
NET CASH USED FOR INVESTING ACTIVITIES..........................................      (6,098)      (334)       (598)
                                                                                  ----------  ---------  ----------
Cash Flows from Financing Activities:
  Proceeds from the exercise of stock options...................................          65        162       1,575
  Payments on capital lease obligations.........................................        (107)       (82)        (10)
  Stock repurchase..............................................................      (1,015)      (564)     --
                                                                                  ----------  ---------  ----------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES............................      (1,057)      (484)      1,565
                                                                                  ----------  ---------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............................      (8,155)       421        (180)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................................       8,800        645       1,066
                                                                                  ----------  ---------  ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................  $      645  $   1,066  $      886
                                                                                  ----------  ---------  ----------

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

    SOFTWARE DEVELOPMENT COSTS

    The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86 ("SFAS 86"). The capitalization of these costs begins when technological feasibility of the related product has been achieved, which has been defined as the point in time that the Company has developed a beta version of the software product. Capitalization ends when the product is available for general release to customers. Amortization is computed on an individual product basis and is the greater of (a) the ratio of current gross revenues for a product to the total current and anticipated future gross revenues for that product or (b) the straight-line method over the estimated economic life of

                        AMATI COMMUNICATIONS CORPORATION

                                 JULY 27, 1996

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the product. Currently the Company is using an estimated economic life of three years for all capitalized software costs.

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

    ACCRUED EXPENSES

    Accrued expenses include the following:

                                                    JULY 29, 1995   JULY 27, 1996
                                                       -------         -------
Accrued employee compensation.....................  $         350   $          793
Facilities reserve................................            126         --
Other.............................................            301              479
                                                            -----           ------
                                                    $         777   $        1,272
                                                            -----           ------
                                                            -----           ------

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

                        AMATI COMMUNICATIONS CORPORATION

                                 JULY 27, 1996

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Cash paid for interest was $21,000, $7,000, and $56,000 for the fiscal years 1994, 1995 and 1996, respectively. Cash paid for income taxes were $34,000, $20,000, and $73,000 for fiscal years 1994, 1995 and 1996, respectively.

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

    During November 1995, the Company began shipping the Overture series of transceivers. The Overture 4 is a prototype that does not have a low enough cost or power consumption for mass deployment and is to be phased out in favor of the next series of Overture 8. In the third quarter of fiscal 1996, the Company delivered the Overture 8, which is characterized by a high bandwidth as defined by the ANSI

                        AMATI COMMUNICATIONS CORPORATION

                                 JULY 27, 1996

NOTE 3 CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS (CONTINUED) standards. This product is currently installed in its first field trial of broadcast video in Australia. Sales in fiscal 1996 of the Overture 4 and Overture 8 series of transceivers for use in field trials were $999,000 and $819,000, respectively. In addition, contract revenues of $148,000 from customization of products were also realized in fiscal 1996. The Company anticipates the Overture series of products will continue to be represented at international field trials in fiscal 1997.

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

NOTE 4  LICENSE AGREEMENTS


    The Company has certain license agreements (the "Original Agreements") with Stanford University and University Ventures II, a California limited investment partnership, whereby it was granted exclusive worldwide rights to core technology and was required to further develop commercial applications and licensed products in the field of use to maintain these agreements. In exchange for the Original Agreements, the Company agreed to issue 125,000 shares of Series A convertible preferred stock to each licensor and pay certain royalties on revenue generated from the licensed technology. Both Original Agreements contained antidilution provisions in the event the Company raised capital from the sale of stock. The term of the Original Agreements extends to the last expiration date of the licensed patents. The Company accounted for the license agreements as a transfer of nonmonetary assets from its founders and recorded the license at the transferor's historical cost basis of zero. On May 1, 1994, the Original Agreement with Stanford University was revised to include a one-time fee of $250,000 and an annual license maintenance fee of $25,000. The revised Original Agreements provides for Stanford University to receive higher royalties on the Company's revenues. Stanford University may terminate the agreement if the Company fails to remedy any conditions causing default, breach or incorrect reporting under the terms and conditions of the license agreement within thirty days.


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

                        AMATI COMMUNICATIONS CORPORATION

                                 JULY 27, 1996

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

    The Board of Directors adopted the 1990 Stock Option Plan on September 14, 1990, and it was approved by the Company's stockholders on December 14, 1990. The Company is authorized to issue options to purchase up to 900,000 shares of Company Common Stock pursuant to the 1990 Stock Option Plan. At a special meeting of the Company's stockholders held on November 10, 1995, the stockholders approved an amendment to the Company's 1990 Stock Option Plan to increase the number of shares available for issuance pursuant to this plan in conjunction with the Agreement of Merger dated August 3, 1995. The Company may now issue options to purchase an aggregate of up to 3,500,000 shares pursuant to the amended 1990 Stock Option Plan. As of July 27, 1996, options to purchase up to 3,070,836 shares have been granted pursuant to this plan, of which options to purchase up to 342,675 shares were exercisable on such date and become 17,039 shares were available for future grant under this plan. Employee stock options issued pursuant to this plan exercisable at the rate of 25% one year from the date of the merger and 25% per year thereafter. The maximum term of options granted under this plan is ten years.

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

    The Company adopted a 1990 Non-Employee Directors' Stock Option Plan on September 14, 1990, and it was approved by the Company's stockholders on December 14, 1990. The Company is authorized to issue options to purchase up to an aggregate of 395,000 shares of Company Common Stock pursuant to this plan. On the date the plan was adopted, each non-employee Director then in office was granted an option to purchase up to 25,000 shares of common stock of the Company. Each person who is elected for

                        AMATI COMMUNICATIONS CORPORATION

                                 JULY 27, 1996

NOTE 6  STOCK OPTION PLANS (CONTINUED)
the first time to be a non-employee Director will automatically be granted an option to purchase 25,000 shares of the Company's common stock pursuant to this plan, which options will be immediately exercisable. On December 2, 1993, the plan was amended to reduce by 150,000 shares the number of shares available for issuance pursuant to the plan, leaving 245,000 shares available for grant under this plan. As of July 27, 1996, options to purchase up to 67,500 shares have been granted pursuant to this plan, of which options to purchase up to 52,500 shares were exercisable as of such date and 70,000 shares were available for future grants under this plan.

    On September 1 of each year commencing September 1, 1991, an option to purchase 10,000 shares of the Company's common stock shall automatically be granted to each non-employee Director then in office. These options become exercisable at the rate of 25% after six months from the date of grant and 25% per year thereafter. These options expire ten years after grant.

    Stock option activity under these plans was as follows:

                                                            OPTIONS      OPTION PRICE
                                                          OUTSTANDING     PER SHARE
                                                          -----------  ----------------
Balance, July 31, 1993..................................    1,405,475
Granted.................................................       20,000   $1.13 - $ 1.13
Exercised...............................................      (76,250)  $0.75 - $ 1.06
Canceled................................................     (253,950)  $1.00 - $ 3.25
                                                          -----------
Balance, July 30, 1994..................................    1,095,275
Granted.................................................      160,000   $1.19 - $ 2.03
Exercised...............................................     (150,250)  $0.75 - $ 1.53
Canceled................................................      (66,100)  $0.75 - $ 1.88
                                                          -----------
Balance, July 29, 1995..................................    1,038,925
Granted.................................................    4,876,145   $0.01 - $22.00
Exercised...............................................   (1,238,077)  $0.01 - $ 8.13
Canceled................................................      (28,444)  $1.13 - $ 2.13
                                                          -----------
Balance, July 27, 1996..................................    4,648,549
                                                          -----------
                                                          -----------

    On July 27, 1996, there were 4,648,549 shares of Company common stock reserved for issuance upon the exercise of outstanding options and 819,539 shares of common stock reserved for future grants under all stock option plans.

    During October 1995, the Financial Accounting Standards Board issued Statement No. 123 ("SFAS No. 123"), Accounting for Stock-Based Compensation", which establishes a fair value based method of accounting for stock-based compensation plans requires additional disclosures for those companies who elect not to adopt the new method of accounting. SFAS No. 123 will be effective for fiscal years beginning after December 15, 1995 and management does not expect it to have a material effect on the Company's financial condition or results of operations.

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

    The provision for income taxes is as follows (in thousands):

                                                                    JULY 30,     JULY 29,     JULY 27,
                                                                      1994         1995         1996
                                                                   -----------  -----------  -----------
Provision for income taxes:
  Current federal................................................   $      11    $      39    $      17
  Current state..................................................          16           58           26
                                                                          ---          ---          ---
  Total provision for income taxes...............................   $      27    $      97    $      43
                                                                          ---          ---          ---
                                                                          ---          ---          ---

    The difference between the Company's effective income tax rate and the Federal statutory rate is as follows:

                                                                    JULY 30,     JULY 29,     JULY 27,
                                                                      1994         1995         1996
                                                                   -----------  -----------  -----------
Statutory federal income tax rate................................          34%          34%         (34)%
State income tax rate, net of federal benefit....................           7            7            7
Previous losses not benefited....................................         (36)         (36)          32
                                                                          ---          ---          ---
Income tax rate..................................................           5%           5%           5%
                                                                          ---          ---          ---
                                                                          ---          ---          ---

                        AMATI COMMUNICATIONS CORPORATION

                                 JULY 27, 1996

NOTE 7  INCOME TAXES (CONTINUED)
    The major components of the net deferred tax asset are as follows (in thousands):

                                                                    JULY 29,    JULY 27,
                                                                      1995        1996
                                                                    ---------  ----------
Deferred tax assets:
  Cumulative temporary differences................................  $     471  $    1,468
  Tax credits.....................................................      1,189       1,395
  Net operating loss..............................................      7,662       9,496
  Other accruals..................................................        199         118
                                                                    ---------  ----------
        Total assets..............................................      9,521      12,477
  Valuation allowance.............................................     (9,179)    (12,392)
                                                                    ---------  ----------
  Net deferred income tax asset...................................        342          85
Deferred tax liabilities:
  Capitalized software expenditures...............................        342          85
                                                                    ---------  ----------
        Total liabilities.........................................        342          85
                                                                    ---------  ----------
Total net deferred tax assets.....................................  $       0  $        0
                                                                    ---------  ----------
                                                                    ---------  ----------

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

NOTE 9  LEASE COMMITMENTS

    At July 27, 1996, approximate future minimum rental commitments under all noncancelable operating leases are as follows (in thousands):

                                                                                RENTAL
                                                                RENTALS       RECEIVABLE
FISCAL YEAR                                                    PAYMENTS     UNDER SUBLEASES
------------------------------------------------------------  -----------  -----------------
1997........................................................   $   1,029       $     221
1998........................................................         974             252
1999........................................................         974             252
2000........................................................         781          --
2001........................................................         781          --
Thereafter..................................................         736          --
                                                              -----------          -----
                                                               $   5,275       $     725
                                                              -----------          -----
                                                              -----------          -----

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

                                                                                 FISCAL 1995 QUARTER ENDED
                                                                      ------------------------------------------------
                                                                      OCTOBER 29,  JANUARY 28,   APRIL 29,   JULY 29,
                                                                         1994         1995         1995        1995
                                                                      -----------  -----------  -----------  ---------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Sales...........................................................   $   3,063    $   2,638    $   3,036   $   3,303
Gross Profit........................................................   $   1,315    $   1,192    $   1,169   $   1,648
Net Income..........................................................   $     212    $     307    $     441   $     876
Net Income Per Share................................................   $    0.02    $    0.03    $    0.04   $    0.07

                                                                                FISCAL 1996 QUARTER ENDED
                                                                     ------------------------------------------------
                                                                     OCTOBER 28,  JANUARY 27,   APRIL 27,   JULY 27,
                                                                        1995         1996         1996        1996
                                                                     -----------  -----------  -----------  ---------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Sales..........................................................   $   3,354    $   2,524    $   3,756   $   2,451
Gross Profit.......................................................   $   1,514    $     978    $   1,576   $     613
Net Income (Loss)..................................................   $     816    $ (32,199)   $    (498)  $  (2,197)
Net Income (Loss) Per Share........................................   $    0.07    $   (2.12)   $   (0.03)  $   (0.13)

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

    The transaction was accounted for using the purchase method of accounting. The Company allocated the purchase price to the net assets based upon their estimated fair values. The fair values of tangible assets acquired and liabilities assumed were $1.2 million and $3.2 million, respectively. The balance of the

                        AMATI COMMUNICATIONS CORPORATION

                                 JULY 27, 1996

NOTE 12  ACQUISITION OF OLD AMATI (CONTINUED)
purchase price, $31.6 million, was charged to earnings to write-off in-process research and development that had not reached technological feasibility and had no alternative future uses.

    The following table reflects unaudited pro forma combined results of operations of the Company and Old Amati on the basis that the acquisition had taken place and the related charge, noted above, was recorded at the beginning of the fiscal year for each of the periods presented:

                                                                       TWELVE MONTHS ENDED
                                                                      ----------------------
                                                                       JULY 29,    JULY 27,
                                                                         1995        1996
                                                                      ----------  ----------
                                                                       (IN THOUSANDS EXCEPT
                                                                         PER SHARE DATA)
Revenues............................................................  $   13,092  $   13,512
Net Loss............................................................  $  (35,666) $  (36,527)
Net Loss per Share..................................................  $    (2.21) $    (2.15)
Number of Shares used in Computation................................      16,146      17,008

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

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The Executive Officers and Directors of the Company during the fiscal year and their ages as of the date of filing of the Form 10-K Registration Statement are as follows:


NAME                                         AGE                                   POSITION
---------------------------------------      ---      ------------------------------------------------------------------

Dr. James Gibbons......................          65   Chairman of the Board

Donald L. Lucas........................          66   Director

James Steenbergen......................               President, Chief Executive Officer, Chief Financial Officer,
                                                 49     Director

Dr. John Cioffi........................          39   Chief Technical Officer, Founder, Director

Aamer Latif............................          38   Director

Christopher Barnes.....................          47   Vice President of European Sales

Benjamin Berry.........................          47   Vice President of Marketing

David Bivolcic.........................          39   Senior Vice President

Ronald Carlini.........................          57   Vice President of Corporate Development

Joseph Grady, Jr.......................          49   Vice President of Worldwide Sales

James Hood.............................          55   Vice President of Engineering

Teresita Medel.........................          49   Treasurer, Secretary and Controller


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


    Mr. Donald L. Lucas, a venture capitalist, has been a Director of the Company since 1968. He is also a director of Cadence Design Systems, Inc., Oracle Corp., Macromedia, Inc., Racotek, Inc., Transcend Services, Inc., and Tricord Systems, Incorporated.


    Mr. James Steenbergen, President and CEO, has been Chief Executive Officer and President for several high-technology companies involved in the manufacture and development of systems for the telecommunications industry. These companies include Optilink Corporation, SRX and Granger Associates. Mr. Steenbergen was elected to the Company's Board effective December 4, 1995.


    Dr. John Cioffi, Chief Technical Officer, is the founder of Old Amati and has served as Vice President of Engineering, Chief Technical Officer and Director of Old Amati since 1991. Dr. Cioffi has also been a Professor of Electrical Engineering at Stanford University since 1986. Dr. Cioffi sits on the technical boards of C-Cube Microsystems, Inc., and has served on the technical staffs of Bell Laboratories Inc. and IBM's Almaden Research Laboratories. Dr. Cioffi was elected to the Company's Board effective December 4, 1995.


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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1)  INDEX TO FINANCIAL STATEMENTS

    The following consolidated financial statements are included in Part II,
Item 8:

                                                                                                              PAGE
                                                                                                            ---------
Report of Independent Public Accountants..................................................................     18

Consolidated Balance Sheets as of July 29, 1995 and July 27, 1996.........................................    19-20

Consolidated Statements of Operations for the Three Years Ended July 27, 1996.............................     21

Consolidated Statements of Stockholders' Equity for the Three Years Ended July 27, 1996...................     22

Consolidated Statements of Cash Flows for the Three Years Ended July 27, 1996.............................     23

Notes to Consolidated Financial Statements................................................................    24-35

  (2)  INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule II Valuation and Qualifying Accounts.............................................................     44

    All other schedules called for under Regulation S-X are omitted because they are not applicable, not required, or required information is immaterial or is shown in the financial statements or notes thereto.

  (3)  INDEX TO EXHIBITS

    See section (c).

(B)  REPORTS ON FORM 8-K

    None.

(C)  INDEX TO EXHIBITS

 EXHIBITS                                                                                                  PAGE
-----------                                                                                           ---------------
      2.1    The Amended and Restated Agreement and Plan of Reorganization and Merger among           Incorporated by
               Registrant, Amati Communications Corporation and IA Acquisition Corporation, dated           Reference
               August 3, 1995 and the Amendment thereto dated October 6, 1995 are filed as Exhibit
               2.1 to the Registrant's Form S-4 Registration Statement File No. 33-62023 dated
               October 16, 1995.

      3.1    Restated Certification of Incorporation filed with the Delaware Secretary of State of    Incorporated by
               November 17, 1989 is filed as Exhibit 3.1 to Registrant's Form 10-K Annual Report for        Reference
               its fiscal year ended July 28, 1990.

      3.2    By-Laws as amended through July 21, 1989 are filed as Exhibit 3(iii) to Registrant's     Incorporated by
               Form 10-K Annual Report for its fiscal year ended July 29, 1989.                             Reference

     10.1*   1981 Incentive Stock Option Plan as amended through October 12, 1987, is filed as        Incorporated by
               Exhibit 10(iii) to Registrant's Form 10-K Annual Report for its fiscal year ended            Reference
               August 1, 1987.

     10.2*   1981 Supplemental Stock Option Plan as amended through Incorporated October 12, 1987,    Incorporated by
               is filed as Exhibit 10(iv) to by Reference Registrant's Form 10-K Annual Report for          Reference
               its fiscal year ended August 1, 1987.

 EXHIBITS                                                                                                  PAGE
-----------                                                                                           ---------------
     10.3    Lease dated August 27, 1985 between Registrant and Zanker/North Pointe Associates with   Incorporated by
               respect to Registrant's facilities at 3801 Zanker Road, San Jose, California is filed        Reference
               as Exhibit 10(xiii) to Registrant's Form 10-K Annual Report for its fiscal year ended
               August 3, 1985.

     10.4*   1985 Director's Stock Option Plan as amended through December 11, 1987 is filed as       Incorporated by
               Exhibit 28 to Registrant's Form S-8 Registration Statement File No. 33-21103.                Reference

     10.5    Lease amendment dated September 19, 1990 between Registrant and Zanker/ North Pointe     Incorporated by
               Associates with respect to Registrant's facilities at 3801 Zanker Road, San Jose,            Reference
               California is filed as Exhibit 10.6 to Registrant's Form 10-K Annual Report for its
               fiscal year ended July 28,1990.

     10.6*   1990 Stock Option Plan adopted September 14, 1990 is filed as Exhibit 10.8 to            Incorporated by
               Registrant's Form 10-K Annual Report for its fiscal year ended July 28, 1990.                Reference

     10.7*   1990 Non-Employee Director's Stock Option Plan adopted September 14, 1990 is filed as    Incorporated by
               Exhibit 10.9 to Registrant's Form 10-K annual Report for its fiscal year ended July,         Reference
               28, 1990.

     10.8    Manufacturing Agreement dated October 9, 1989 between Registrant and International       Incorporated by
               Business Machines Corporation is filed as Exhibit 10.9 to Registrant's Form 10-K             Reference
               Annual Report for its fiscal year ended July 27, 1991 as amended.

     10.9    Lease dated February 10, 1994 between Registrant and Zanker/North Pointe Associates      Incorporated by
               with respect to Registrant's facilities at 3801 Zanker, San Jose, California is filed        Reference
               as Exhibit 10.9 to Registrant's Form 10-K Annual Report for its fiscal year ended
               July 30,

     10.10   Registration Rights Agreement is filed as Exhibit 10.1 to Registrant's Form S-3 dated    Incorporated by
               March 8, 1996.                                                                               Reference

     10.11*  Affiliate's Agreement between the Registrant and Dr. John Cioffi is filed as Exhibit     Incorporated by
               10.3 to Registrant's Form S-3 dated March 8, 1996.                                           Reference

     10.12*  Severance Agreement dated May 15, 1995, amended August 12, 1995 between Registrant and   Incorporated by
               Aamer Latif is filed as Exhibit 10.15 to Registrant's Form 10-Q for the quarter ended        Reference
               October 28, 1995.

     10.13   License Agreement dated January 1, 1992 between Registrant and Stanford University and   Incorporated by
               University Ventures II, a California limited investment partnership, is filed as             Reference
               Exhibit 10.16 to the Registrant's Form 10-Q for the quarter ended January 27, 1996.
               (Confidential treatment has been requested with respect to specific portions of this exhibit)

     10.14   License Agreement dated March 16, 1995 between Registrant and Motorola is filed as       Incorporated by
               Exhibit 10.17 to the Registrant's Form 10-Q for the quarter ended January 27, 1996.          Reference
               (Confidential treatment has been requested with respect to specific portions of this exhibit).

     10.15*  Employment Agreement dated May 5, 1995 with Dr. John Cioffi is filed as Exhibit 10.18    Incorporated by
               to the Registrant's Form 10-Q for the quarter ended January 27, 1996.                        Reference

 EXHIBITS                                                                                                  PAGE
-----------                                                                                           ---------------
     10.16   Lease dated July 15, 1996 between Registrant and Berg and Berg Developers with respect   Incorporated by
               to Registrant's facilities at 2043 Samaritan Drive, San Jose is filed as Exhibit             Reference
               10.16 hereto.

     10.17*  1996 Stock Option Plan adopted July 12, 1996 is filed as Exhibit 10.17 hereto.           Incorporated by
                                                                                                            Reference

     10.18   Investment Agreement dated October 3, 1996 among Registrant, Quantum Industrial          Incorporated by
               Partners LDC, S-C Phoenix Holdings, L.L.C., Winston Partners L.P., Winston Partners          Reference
               II LDC, and Winston Partners II L.L.C. is filed as Exhibit 4.1 to Registrant's Form
               S-3 dated October 8, 1996.

     10.19   Form of Class A Warrant is filed as Exhibit 4.2 to Registrant's Form S-3 dated October   Incorporated by
               8, 1996.                                                                                     Reference

     10.20   Form of Class B Warrant is filed as Exhibit 4.3 to Registrant's Form S-3 dated October   Incorporated by
               8, 1996.                                                                                     Reference

     10.21   Registration Rights Agreement dated October 3, 1996 among Registrant and Quantum         Incorporated by
               Industrial Partners LDC, S-C Phoenix Holdings, L.L.C., Winston Partners L.P., Winston        Reference
               Partners II LDC, and Winston Partners II L.L.C. is filed as Exhibit 4.4 to
               Registrant's Form S-3 dated October 8, 1996.

     21.1    A list of Registrant's subsidiaries is filed as Exhibit 21.1 hereto

     23.1    Consent of Independent Public Accounts is filed as Exhibit 23.1 hereto.

     24.0    Power of Attorney. (see page 45)


    The exhibits not filed herewith were previously filed with the Commission as indicated and are hereby incorporated by reference.

------------------------

*   Management Contracts or Compensatory Plans.

                                                                     SCHEDULE II

                        AMATI COMMUNICATIONS CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                      BALANCE AT   CHARGED TO   CHARGED TO
                                                       BEGINNING     COSTS &       OTHER                     BALANCE AT
DESCRIPTION                                            OF PERIOD    EXPENSES     ACCOUNTS     DEDUCTIONS    END OF PERIOD
----------------------------------------------------  -----------  -----------  -----------  -------------  -------------

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  Year ended July 30, 1994..........................   $      32    $  --        $  --        $      (7)(1)   $      25
  Year ended July 29, 1995..........................   $      25    $  --        $  --        $      (4)(1)   $      21
  Year ended July 27, 1996..........................   $      21    $      20    $       5    $     (16)(1)   $      30

ACCRUED RESTRUCTURING CHARGE:
  Year ended July 30, 1994..........................   $   1,381    $  --        $  --        $    (540)(2)   $     841
  Year ended July 29, 1995..........................   $     841    $  --        $  --        $    (547)(2)   $     294
  Year ended July 27, 1996..........................   $     294    $  --        $  --        $   --          $     294

------------------------

(1) Uncollectible accounts written off

(2) Usage

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 28, 1996.


                                AMATI COMMUNICATIONS CORPORATION

                                By:           /s/ JAMES E. STEENBERGEN
                                     -----------------------------------------
                                                James E. Steenbergen
                                      CHAIRMAN OF THE BOARD, PRESIDENT, CHIEF
                                       EXECUTIVE OFFICER, AND CHIEF FINANCIAL
                                                      OFFICER


    Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.



          SIGNATURE                      CAPACITY                  DATE
------------------------------  --------------------------  -------------------
              *
------------------------------  Chairman of the Board        October 28, 1996
      Dr. James Gibbons

              *
------------------------------  Director                     October 28, 1996
       Donald L. Lucas

              *
------------------------------  Director                     October 28, 1996
       Dr. John Cioffi

              *
------------------------------  Director                     October 28, 1996
         Aamer Latif

                                Chairman of the Board,
                                  President, Chief
    /s/ JAMES STEENBERGEN         Executive Officer, Chief
------------------------------    Financial Officer          October 28, 1996
      James Steenbergen           (Principal Executive
                                  Officer) (Principal
                                  Financial Officer)

                                Treasurer, Secretary and
      /s/ TERESITA MEDEL          Corporate Controller
------------------------------    (Principal Accounting      October 28, 1996
        Teresita Medel            Officer)

    /s/ JAMES STEENBERGEN
------------------------------
      James Steenbergen                                      October 28, 1996
       Attorney-in-Fact