Form 10-K/A
period 1996-07-27
AMATI COMMUNICATIONS CORP
filed 1996-11-04
CIK 65745

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------


                                AMENDMENT NO. 2
                                       TO
                                  FORM 10-K/A


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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        AMATI COMMUNICATIONS CORPORATION
                                 1996 FORM 10-K
                               TABLE OF CONTENTS


                                               PART I
Item 1.    Business......................................................................          1

Item 2.    Properties....................................................................          9

Item 3.    Legal Proceedings.............................................................          9

Item 4.    Submission of Matters to a Vote of Security Holders...........................          9

                                              PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.........         10

Item 6.    Selected Financial Data.......................................................         10

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations..................................................................         11

Item 8.    Financial Statements and Supplementary Data...................................         19

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure..................................................................         33

                                              PART III

Item 10.   Directors and Executive Officers of the Registrant............................         34

Item 11.   Executive Compensation........................................................         35

Item 12.   Security Ownership of Certain Beneficial Owners and Management................         36

Item 13.   Certain Relationships and Related Transactions................................         36

                                              PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...............         37

SIGNATURES...............................................................................         41

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


    PC to Mainframe Connectivity sales of $2,109,000 in fiscal 1995 represent a decline of 26% from $2,857,000 for the prior fiscal year due to decreased royalties received from an OEM customer and to a general decline in the Company's connectivity market share.


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

    HISTORY OF LOSSES. The Company had net income in the fiscal year ended July 29, 1995 of approximately $1,836,000 and had a net loss in the fiscal year ended July 27, 1996 of approximately $34,078,000

(including a charge related to the Merger of approximately $31,554,000). Due in part to the Merger, the Company is not expected to operate profitably in the foreseeable future as the Company continues research, development, production and marketing activities. There can be no assurance that the Company will ever attain profitability. Any long-term viability, profitability and growth from the Company's technology will depend upon successful commercialization of products resulting from its research and product development activities. Extensive additional research and development will be required prior to commercialization of certain products. There can be no assurance that the Company will be able to develop commercially viable products from its technology, generate significant revenues and/or achieve profitability.



    NEED FOR ADDITIONAL CAPITAL. During 1996, the Company secured a line of credit for $1,250,000 and a capital lease line of $1,500,000 and entered into an Investment Agreement with the Investors, which provides to the Company up to $15 million in equity financing. In a related transaction, the Company borrowed $3,000,000 from the Investors, which is secured by all of the Company's intellectual property. The Company intends to repay this loan upon completion of the financing. The Company's future capital requirements will depend on many factors, including sales levels, progress in research and development programs, the establishment of collaborative agreements, and costs of manufacturing facilities and commercialization activities. The Company may require funding in addition to that available under its line of credit, capital lease line and the Investment Agreement. There can be no assurance that such additional funding will be available on acceptable terms, if at all. If additional funds are required and not available, the Company could be required to curtail significantly or defer, temporarily or permanently, one or more of its research and development programs or to obtain funds through arrangements that may require the Company to relinquish certain technology or product rights.



    MARKET FOR ADSL PRODUCTS STILL UNDER DEVELOPMENT; PRINCIPAL ADSL MARKET OUTSIDE OF THE UNITED STATES. ADSL was developed to transmit digital video over copper wire and also has application in providing access to the Internet over copper wire. Although the current infrastructure in the local distribution networks of telephone companies is based on copper wire, there can be no assurance that telephone companies will pursue the deployment of ADSL systems or, if deployment occurs, as to the volume and timing of such deployment. Significant deployment may be prevented or delayed by a number of factors, including cost, regulatory barriers, lack of programming content, lack of consumer demand and the availability of alternative technologies. Access systems with high performance broadband capability, such as the ADSL system, may be attractive to telephone companies only to the extent that the telephone companies plan to offer broadcast video, video-on-demand or Internet access services which utilize the full features of a high performance local distribution network. Substantial amounts of time, effort and money will be required to develop such high performance services. There can be no assurance that sufficient programming content for video services will be developed to justify deploying digital video transmission systems, or that programming content will be both attractive to consumers and offered at prices that will create a mass market. If such high performance services are offered, and there is demand for them, there can be no assurance that telephone companies will select ADSL over competing technologies, such as fiber-to-the-curb, hybrid fiber-coaxial ("HFC"), and wireless communications. Fiber-to-the curb, HFC and wireless systems have greater bandwidth than the ADSL products being developed by the Company. Although Internet access services may provide a market for ADSL in the United States, because foreign telephone companies currently face less competition from cable companies than telephone companies face in the United States, the Company believes that its principal markets for ADSL video applications will be outside the United States.



    PRICE COMPETITIVENESS OF ADSL PRODUCTS. The Company believes that in order to design and manufacture commercially acceptable ADSL products, cost improvements beyond those available with current technology will be necessary. The future success of the Company will depend, in part, on its ability to develop ADSL products that compete effectively on the basis of price and performance. Current prices are significantly higher than those that the Company believes would be necessary for mass deployment of

ADSL products. There can be no assurance that the Company will be successful in developing ADSL products that can be sold at prices which are viable in the market.

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

                                          ARTHUR ANDERSEN LLP


San Jose, California
August 30, 1996 (except with respect
  to the matter discussed in Note 13, as to which the date is October 3, 1996)

                        AMATI COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS


                                                                                             JULY 29,    JULY 27,
                                                                                               1995        1996
                                                                                            ----------  ----------
                                                                                            (DOLLARS IN THOUSANDS)
                                                      ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $    1,066  $      886
  Short-term investments..................................................................       2,425      --
  Accounts receivable, less allowance of $21 in 1995 and $30 in 1996......................       1,933       1,524
  Inventories:
    Finished goods........................................................................           1           1
    Work in process.......................................................................         711         890
    Purchased parts.......................................................................         715         725
                                                                                            ----------  ----------
                                                                                                 1,427       1,616
  Other current assets....................................................................         942       1,156
                                                                                            ----------  ----------
      Total current assets................................................................       7,793       5,182
                                                                                            ----------  ----------
Equipment and leasehold improvements, at cost:
  Machinery and equipment.................................................................       2,772       3,436
  Furniture and fixtures..................................................................         188         187
  Leasehold improvements..................................................................         505         532
                                                                                            ----------  ----------
                                                                                                 3,465       4,155
Less: Accumulated depreciation and amortization...........................................      (2,879)     (3,096)
                                                                                            ----------  ----------
  Equipment and leasehold improvements, net...............................................         586       1,059
                                                                                            ----------  ----------
Old Amati advances and acquisition costs..................................................       3,240      --
Other assets..............................................................................         492      --
                                                                                            ----------  ----------
      TOTAL ASSETS........................................................................  $   12,111  $    6,241
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of capitalized lease obligations.....................................  $       10  $   --
  Trade accounts payable..................................................................         612         643
  Accrued expenses........................................................................         777       1,272
  Deferred revenue........................................................................         192       1,957
  Notes payable...........................................................................      --             395
                                                                                            ----------  ----------
      Total current liabilities...........................................................       1,591       4,267
                                                                                            ----------  ----------
Long-term liabilities:
  Obligations under lease commitments.....................................................         294         294
                                                                                            ----------  ----------
      Total long-term liabilities.........................................................         294         294
                                                                                            ----------  ----------
Commitments (Note 9)......................................................................      --          --
Stockholders' equity:
  Preferred stock--par value $100 per share
    Authorized--5,000 shares
    Outstanding--none.....................................................................      --          --
  Common stock--par value $.20 per share
    Authorized--45,000,000 shares
    Outstanding--11,569,077 shares in 1995 and 17,692,802 shares in 1996..................       2,314       3,539
  Additional paid-in capital..............................................................      33,324      57,631
  Accumulated deficit.....................................................................     (25,412)    (59,490)
                                                                                            ----------  ----------
      Total Stockholders' equity..........................................................      10,226       1,680
                                                                                            ----------  ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........................................  $   12,111  $    6,241
                                                                                            ----------  ----------
                                                                                            ----------  ----------


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

                        AMATI COMMUNICATIONS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                       FOR THE THREE YEARS ENDED JULY 27, 1996
                                                              ---------------------------------------------------------
                                                                  COMMON STOCK
                                                              --------------------   PAID-IN   ACCUMULATED
                                                               SHARES     AMOUNT     CAPITAL     DEFICIT       TOTAL
                                                              ---------  ---------  ---------  ------------  ----------
                                                                                   (IN THOUSANDS)
Balance, July 31, 1993......................................     12,739  $   2,548  $  34,442   $  (27,751)  $    9,239
  Exercise of employee stock options........................         76         15         50       --               65
  Stock repurchase..........................................       (859)      (172)      (843)      --           (1,015)
  Net income................................................     --         --         --              503          503
                                                              ---------  ---------  ---------  ------------  ----------
Balance, July 30, 1994......................................     11,956      2,391     33,649      (27,248)       8,792
  Exercise of employee stock options........................        150         30        132       --              162
  Stock repurchase..........................................       (537)      (107)      (457)      --             (564)
  Net income................................................     --         --         --            1,836        1,836
                                                              ---------  ---------  ---------  ------------  ----------
Balance, July 29, 1995......................................     11,569      2,314     33,324      (25,412)      10,226
  Exercise of employee stock options........................      1,238        248      1,327       --            1,575
  Exercise of warrants from merger..........................        231         46        (46)      --           --
  Issuance of shares from merger............................      4,655        931     23,026       --           23,957
  Net loss..................................................     --         --         --          (34,078)     (34,078)
                                                              ---------  ---------  ---------  ------------  ----------
BALANCE, JULY 27, 1996......................................     17,693  $   3,539  $  57,631   $  (59,490)  $    1,680
                                                              ---------  ---------  ---------  ------------  ----------
                                                              ---------  ---------  ---------  ------------  ----------


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


    Accrued expenses include the following (in thousands):


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


    The Board of Directors adopted the 1990 Stock Option Plan on September 14, 1990, and it was approved by the Company's stockholders on December 14, 1990. The Company is authorized to issue options to purchase up to 900,000 shares of Company Common Stock pursuant to the 1990 Stock Option Plan. At a special meeting of the Company's stockholders held on November 10, 1995, the stockholders approved an amendment to the Company's 1990 Stock Option Plan to increase the number of shares available for issuance pursuant to this plan in conjunction with the Agreement of Merger dated August 3, 1995. The Company may now issue options to purchase an aggregate of up to 3,500,000 shares pursuant to the amended 1990 Stock Option Plan. As of July 27, 1996, options to purchase up to 3,070,836 shares have been granted pursuant to this plan, of which options to purchase up to 342,675 shares were exercisable on such date and 17,039 shares were available for future grant under this plan. Employee stock options issued pursuant to this plan become exercisable at the rate of 25% one year from the date of the merger and 25% per year thereafter. The maximum term of options granted under this plan is ten years.


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

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The Executive Officers and Directors of the Company during the fiscal year and their ages as of the date of filing of the Form 10-K Registration Statement are as follows:

NAME                                         AGE                                   POSITION
---------------------------------------      ---      ------------------------------------------------------------------

Dr. James Gibbons......................          65   Chairman of the Board

Donald L. Lucas........................          66   Director

James Steenbergen......................          49   President, Chief Executive Officer, Chief Financial Officer,
                                                        Director

Dr. John Cioffi........................          39   Chief Technical Officer, Founder, Director

Aamer Latif............................          38   Director

Christopher Barnes.....................          47   Vice President of European Sales

Benjamin Berry.........................          47   Vice President of Marketing

David Bivolcic.........................          39   Senior Vice President

Ronald Carlini.........................          57   Vice President of Corporate Development

Joseph Grady, Jr.......................          49   Vice President of Worldwide Sales

James Hood.............................          55   Vice President of Engineering

Teresita Medel.........................          49   Treasurer, Secretary and Controller

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1)  INDEX TO FINANCIAL STATEMENTS

    The following consolidated financial statements are included in Part II,
Item 8:


                                                                                                              PAGE
                                                                                                            ---------
Report of Independent Public Accountants..................................................................     19

Consolidated Balance Sheets as of July 29, 1995 and July 27, 1996.........................................     20

Consolidated Statements of Operations for the Three Years Ended July 27, 1996.............................     21

Consolidated Statements of Stockholders' Equity for the Three Years Ended July 27, 1996...................     22

Consolidated Statements of Cash Flows for the Three Years Ended July 27, 1996.............................     23

Notes to Consolidated Financial Statements................................................................    24-33

  (2)  INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule II Valuation and Qualifying Accounts.............................................................     40


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

     24.0    Power of Attorney. (see page 41)


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

------------------------

(1) Uncollectible accounts written off

(2) Usage

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 1, 1996.



                                AMATI COMMUNICATIONS CORPORATION

                                By:           /s/ JAMES E. STEENBERGEN
                                     -----------------------------------------
                                                James E. Steenbergen
                                      PRESIDENT, CHIEF EXECUTIVE OFFICER, AND
                                              CHIEF FINANCIAL OFFICER



    Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


          SIGNATURE                      CAPACITY                  DATE
------------------------------  --------------------------  -------------------
              *
------------------------------  Chairman of the Board        November 1, 1996
      Dr. James Gibbons

              *
------------------------------  Director                     November 1, 1996
       Donald L. Lucas

              *
------------------------------  Director                     November 1, 1996
       Dr. John Cioffi

              *
------------------------------  Director                     November 1, 1996
         Aamer Latif

                                President, Chief Executive
                                  Officer, Chief Financial
   /s/ JAMES E. STEENBERGEN       Officer (Principal
------------------------------    Executive Officer)         November 1, 1996
     James E. Steenbergen         (Principal Financial
                                  Officer)

                                Treasurer, Secretary and
      /s/ TERESITA MEDEL          Corporate Controller
------------------------------    (Principal Accounting      November 1, 1996
        Teresita Medel            Officer)

   /s/ JAMES E. STEENBERGEN
------------------------------
     James E. Steenbergen                                    November 1, 1996
       Attorney-in-Fact