Form 10-Q
period 1996-11-02
AMATI COMMUNICATIONS CORP
filed 1996-12-16
CIK 65745

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                      FORM  10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED..............NOVEMBER 2, 1996...............

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    FOR THE TRANSITION PERIOD ENDED................TO...........................

    COMMISSION FILE NUMBER.....................0-4187...........................

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

         YES  X                        NO
             ----                         ----

    AS OF DECEMBER 13, 1996, 18,586,980 SHARES OF REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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


         Item 2.     CHANGES IN SECURITIES

         Item 6.     EXHIBITS AND REPORTS ON FORM 8-K


                     SIGNATURES

 PART I.  FINANCIAL INFORMATION

 ITEM 1.      FINANCIAL STATEMENTS

                           AMATI COMMUNICATIONS CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        (In thousands, except per share data)

                                                     Three Months Ended
                                                ----------------------------
                                                November 2,      October 28,
                                                   1996              1995
                                                -----------      -----------
       Net sales                                 $  4,513         $  3,354
       Cost of sales                                2,087            1,840
                                                ---------        ---------
          Gross margin                              2,426            1,514

       Operating expenses:
          Research and development                  1,751              360
          Marketing and sales                         557               60
          General and administrative                  720              321
          Other                                       128               --
                                               ----------        ---------
                Total operating expenses            3,156              741

                Income (loss) from operations        (730)             773

       Other income (expense):
          Interest income                               1               86
          Interest expense                            (17)               0
                                               ----------        ---------
                Total other income (expense)          (16)              86

                Income (loss) before income taxes    (746)             859

       Provision for income taxes                      --               43
                                               ----------        ---------
                NET INCOME (LOSS)                $   (746)         $   816
                                               ----------        ---------
                                               ----------        ---------
                NET INCOME (LOSS) PER SHARE      $  (0.04)         $  0.07
                                               ----------        ---------
                                               ----------        ---------
       Weighted Average Number of
       Common Shares and Common
       Share Equivalents                           17,719           12,264
                                               ----------        ---------
                                               ----------        ---------

   The accompanying notes are an integral part of these consolidated condensed financial statements.

                           AMATI COMMUNICATIONS CORPORATION
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (In thousands)


                                                     November 2,   July 27,
                                                       1996          1996
                                                     ----------   ----------
    ASSETS

    Current assets:
       Cash and cash equivalents                      $  3,107    $    886
       Accounts receivable, less allowance of
           $30 in 1997 and 1996                          4,207       1,524
       Inventories                                       1,849       1,616
       Other current assets                              1,146       1,156
                                                      --------    --------
           Total current assets                         10,309       5,182

    Equipment and leasehold improvements-net             4,574       1,059
                                                      --------    --------
       TOTAL ASSETS                                  $  14,883    $  6,241
                                                      --------    --------
                                                      --------    --------
    LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
       Current maturities of capitalized lease
         obligations                                 $     545    $     --
       Accounts payable and accrued expenses             5,130       3,079
       Employee compensation                             1,041         793
       Notes payable                                       395         395
                                                     ---------    --------
            Total current liabilities                    7,111       4,267
                                                     ---------    --------
    Long-term liabilities:
       Capitalized lease obligations, less current
         maturities                                      1,708          --
       Obligations under lease commitments                 294         294
                                                     ---------    --------
        Total long-term liabilities                      2,002         294
                                                     ---------    --------
    Stockholders' equity                                 5,770       1,680
                                                     ---------    --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  14,883    $  6,241
                                                     ---------    --------
                                                     ---------    --------

   The accompanying notes are an integral part of these consolidated condensed financial statements.

                           AMATI COMMUNICATIONS CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (In thousands)

                                                          Three Months Ended
                                                       ------------------------
                                                       November 2,   Ocober 28,
                                                          1996         1995
                                                       -----------   ----------
Cash flows from operating activities:
    Net income (loss)                                       $   (746) $   816
    Adjustments to reconcile net income (loss) to net
     cash provided by (used for) operating activities:
         Depreciation and amortization                           164      136
         Loss on retirement of capital equipment                  51        3
         Increase in accounts receivable                      (2,683)     (77)
         Decrease (increase) in inventories                     (233)     180
         Decrease (increase) in other assets                     (52)     226
         Increase (decrease) in accounts payable, accrued
             expenses and employee compensation                2,063     (274)
                                                             -------    -----
        NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES  (1,436)   1,010
                                                             -------    -----
Cash flows from investing activities:
     Advances to Amati and acquisition costs incurred             --   (2,417)
     Purchases of held-to-maturity investments                    --   (1,992)
     Proceeds from maturities of held-to-maturity investments     --    2,425
     Purchase of equipment and leasehold improvements         (1,415)      (2)
                                                             -------    -----
        NET CASH USED FOR INVESTING ACTIVITIES                (1,415)  (1,986)
                                                             -------    -----
Cash flows from financing activities:
     Payment of lease obligations                                 --       (4)
     Proceeds from equity financing                            5,000       --
     Proceeds from exercise of stock options/warrants             72      605
                                                             -------    -----
        NET CASH PROVIDED BY FINANCING ACTIVITIES              5,072      601
                                                             -------    -----

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           2,221     (375)
BEGINNING BALANCE - CASH AND CASH EQUIVALENTS                    886    1,066
                                                             -------    -----
ENDING BALANCE - CASH AND CASH EQUIVALENTS                  $  3,107   $  691
                                                             -------    -----
                                                             -------    -----
Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                $     55   $   --
                                                             -------    -----
                                                             -------    -----

   The accompanying notes are an integral part of these consolidated condensed financial statements.

                           AMATI COMMUNICATIONS CORPORATION
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   November 2, 1996

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended July 27, 1996. The results for the period are not necessarily indicative of results for the full fiscal year.

NOTE B - NET INCOME (LOSS) PER SHARE

Net income (loss) per share is based on the weighted average number of shares outstanding of common stock and common stock equivalents (when dilutive) using the treasury stock method. No common stock equivalents have been included in fiscal 1997 because the effect would decrease the loss per share.

NOTE C - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and are comprised of the following:

                                  NOVEMBER 2, 1996          JULY 27, 1996
                                  ----------------          -------------
        Finished goods                $     47                $     1
        Work in process                    631                    890
        Purchased and service parts      1,171                    725
                                     ---------               --------
                                      $  1,849                $ 1,616
                                     ---------               --------
                                     ---------               --------

                           AMATI COMMUNICATIONS CORPORATION
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   November 2, 1996


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

The following table reflects unaudited pro-forma combined results of operations of the Company and Old Amati on the basis that the acquisition had taken place and the related charge, noted above, was recorded at the beginning of the fiscal year for the period presented:

                          AMATI COMMUNICATIONS CORPORATION
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   November 2, 1996


                               Three Months Ended October 28, 1995
                               -----------------------------------
                               (in thousands except per share data)

                                Revenues                  $    3,728
                                Net loss                  $  (32,579)
                                Net loss per share        $    (1.93)
                                Shares used in computation    16,919

In management's opinion, the unaudited pro-forma combined results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 1996 or of future operations of the combined companies under the ownership and management of the Company.

NOTE F - CHANGE IN SECURITIES

In October 1996, the Company entered into an Investment Agreement (the "Investment Agreement") with Quantum Industrial Partners LDC, S-C Phoenix Holdings, L.L.C., Winston Partners, L.P., Winston Partners II LDC and Winston Partners II L.L.C. (collectively, the "Investors") which will provide to the Company up to $15 million in equity financing in exchange for the issuance of Company Common Stock and warrants (the "Warrants") to purchase up to 600,000 shares of Company Common Stock. The Warrants were issued on October 3, 1996 and are exercisable at any time between December 17, 1996 and October 2, 2001. Warrants to purchase up to 300,000 shares of Common Stock are exercisable at $17.45 per share; Warrants to purchase the other 300,000 shares are exercisable at $25 per share. The Company has delivered a Put Notice to the Investors for $10,000,000 pursuant to the Investment Agreement. In exchange for the $10,000,000 investment in the Company, the Investors will receive an aggregate of 741,913 shares of the Company's Common Stock. The Company has received $5,000,000 pursuant to this first Put Notice. The Warrants and Common Stock issued in connection with the Investment Agreement were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemption therefrom found at Section 4(2) of the Securities Act.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

To the extent that Management's Discussion and Analysis of Financial Condition and Results of Operations discusses financial projections, information or expectations about the Company's products or markets, or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These include, among others, successful and timely development and acceptance of new products, the availability of sufficient funding to complete development of new products and other factors described below. In addition, such risks and uncertainties also include the matters identified under the heading "Risk Factors" below.

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

The Company is a leading developer of advanced transmission equipment utilizing Discrete Multi-tone "DMT" technology for the Asymmetric Digital Subscriber Line "ADSL", Very high-speed Digital Subscriber Line "VDSL" and cable modem markets. Its DMT technology has been selected as the American National Standards Institute "ANSI" and European Telecommunications Standards Institute "ETSI" standard for ADSL products. The Company is the holder of ADSL/DMT patents and has licensed the technology to companies such as Nortel, Motorola and NEC. The Company is also a provider of network connectivity systems for the internetworking and Original Equipment Manufacturers "OEM" marketplaces.

RESULTS OF OPERATIONS

Total net sales in the first quarter of fiscal 1997 increased 35% to $4,513,000 from sales of $3,354,000 in the first quarter of fiscal 1996. Sales to IBM accounted for 44% of the Company's revenue in the first quarter of fiscal 1997, compared with 80% for the comparable period of fiscal 1996. Royalty revenues derived from a product developed by the Company for IBM were $181,000 in the current fiscal quarter compared with $233,000 for the first quarter of the prior fiscal year. The Company expects that IBM will continue to account for a substantial portion of the Company's revenues until it completes development and commercialization of its ADSL products. IBM is not obligated to purchase any specified amounts of products or to provide binding forecasts of product purchases for any period. Since IBM considers product sales and market data confidential, the Company has very little ability to forecast future demand. Furthermore, since IBM has the exclusive responsibility for marketing and selling of the products that the Company develops, results of operations can be significantly affected by IBM's success in the market place.

During fiscal 1996, the Company began shipping its Overture series of transceivers. The Overture 4 is a prototype that does not have a low enough cost or power consumption for mass deployment and its components are entirely discrete (off the shelf). This product is to be phased out in favor of the next series of transceiver, called Overture 8. In the third quarter of fiscal 1996, the Company delivered the Overture 8, which is characterized by a high bandwidth as defined by the ANSI standards. This product is currently installed in its first field trial of broadcast video in Australia. Sales of the Overture series field trials in the first quarter of fiscal 1997 were $240,000. In addition, contract revenues realized during the current quarter include an initial consideration under a joint development agreement entered into by the Company and NEC Corporation-Japan on October 30, 1996. The Company anticipates that the Overture series of products will continue to be represented at international field trials.

PC to Mainframe Connectivity sales of $297,000 for the first quarter of fiscal 1997 represents a decline of 54% when compared with the same period of the prior fiscal year due to a general decline in the Company's connectivity market share. The PC to Mainframe Connectivity market is highly competitive and is characterized by rapid advances in technology which frequently result in the introduction of new products with improved performance characteristics, thereby subjecting the Company's products to risk of technological obsolescence. The Company competes directly or indirectly with a broad range of companies, many of whom have significantly greater resources. In addition, the Company is competing for a limited segment of a declining market.

Gross margin as a percent of sales was 54% for the first quarter of fiscal 1997 compared with 45% for the same period of fiscal 1996. The increase in margin was primarily attributable to higher margins on contract revenues. Amortization of capitalized software costs charged to cost of sales was $61,000 in the first quarters of fiscal 1997 and fiscal 1996.

Net research and development expenses increased 386% to $1,751,000 in the first quarter of fiscal 1997 when compared to the same period of fiscal 1996 largely because of the addition of 15 Old Amati engineers and the hiring of 16 new employees as a result of the merger. Higher costs in fiscal 1997 are primarily due to the introduction of the Company's new family of Overture 8 ADSL/DMT modems and Overture 8 Access System shelf products. From the technology acquired in the merger, the Company believes it has a technological leadership position in DMT technology. Maintaining this position is largely dependent on the Company's ability to develop new products that meet a wide range of customer needs. Research and development efforts for the DMT technology are grouped into three areas: the microelectronics group which is primarily focused on ADSL and VDSL markets; the software group, which is primarily focused on the development of firmware for the Overture series; and the hardware group, which is primarily focused on analog and digital design activities. All research and development expenses related to this technology are charged to operations as incurred. Total engineering expenses are net of funded development costs from IBM. There were no funded development costs for the first quarter of fiscal 1997 compared with $5,000 in the first quarter of fiscal 1996. There was no capitalization of software development costs in either fiscal year. The Company considers research and development a key element in its ability to compete and will continue to make investments in product development and support.

Marketing and sales expenses increased by $497,000 or 828% for the first quarter of fiscal 1997 when compared with the same period of the prior fiscal year due to an increase in staffing and overseas travel in conjunction with the Overture series participation in field trials internationally. Sales, marketing and customer support operations of the acquired business, which cover both domestic and international markets, is handled by five individuals. The Company's strategy is to sell to telephone companies worldwide through large telecommunication suppliers who will integrate the Company's products into larger systems for their customers. This type of OEM selling does not require a large sales force.

General and administrative expenses increased by $399,000 or 124% in the first quarter of fiscal 1997 when compared with the same period of the prior fiscal year. This is primarily due to patent and legal expenses, additional corporate staffing and occupancy costs.

Interest income decreased to $1,000 in the first quarter of fiscal 1997 compared to $86,000 in the same period of fiscal 1996 due to lower cash balances for investment purposes.

There was no provision for income taxes for the first quarter of fiscal 1997 compared to $43,000 for the comparable period of fiscal 1996. Tax provisions were required for Federal alternative minimum tax and California state taxes due to limitations on the use of California's loss carryforwards. The Company had provided a valuation allowance against the deferred tax asset attributable to the net operating losses due to uncertainties regarding the realization of these assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and short term investments of $3,107,000 as of November 2, 1996, compared to $886,000 as of July 27, 1996. Cash used for operating activities of $1,436,000 related primarily to the net loss incurred during the period. Cash used for investing activities of $1,415,000 was primarily for leasehold improvements associated with the move to a larger facility to consolidate its operations and accommodate the Company's recent growth. Cash provided by financing activities of $5,072,000 resulted primarily from the completion of an equity financing transaction with an investors group, as further discussed.

In October 1996, the Company entered into an Investment Agreement (the "Investment Agreement") with Quantum Industrial Partners LDC, S-C Phoenix Holdings, L.L.C., Winston Partners, L.P., Winston Partners II LDC and Winston Partners II L.L.C. (collectively, the

"Investors") which will provide to the Company up to $15 million in equity financing in exchange for the issuance of Company Common Stock and warrants (the "Warrants") to purchase up to 600,000 shares of Company Common Stock. As of November 2, 1996, proceeds of $5,000,000 has been received as an initial draw down pursuant to this agreement.

In the prior fiscal year, the Company secured a capital lease line of $1,500,000, of which $880,000 has been utilized. In addition, an existing bank line of credit for $1,250,000 was increased to $2,000,000.

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

HISTORY OF LOSSES. The Company had a net loss in the fiscal year ended July 27, 1996 of approximately $34,078,000 (including a charge related to the Merger of approximately $31,554,000). Due in part to the Merger, the Company is not expected to operate profitably in the foreseeable future as the Company continues research, development, production and marketing activities. There can be no assurance that the Company will ever attain profitability. Any long-term viability, profitability and growth from the Company's technology will depend upon successful commercialization of products resulting from its research and product development activities. Extensive additional research and development will be required prior to commercialization of certain products. There can be no assurance that the Company will be able to develop commercially viable products from its technology, generate significant revenues and/or achieve profitability.

NEED FOR ADDITIONAL CAPITAL. During fiscal 1996, the Company secured a line of credit for $1,250,000 subsequently increased to $2,000,000, a capital lease line of $1,500,000 and entered into an Investment Agreement with the Investors, which provides to the Company up to $15 million in equity financing. As of November 2, 1996, proceeds of $5,000,000 were received as an initial draw down pursuant to this financing agreement. The Company's future capital requirements will depend on many factors, including sales levels, progress in research and development programs, the establishment of collaborative agreements, and costs of manufacturing facilities and commercialization activities. The Company may require funding in addition to that available under its line of credit, capital lease line and the Investment Agreement. There can be no assurance that such additional funding will be available on acceptable terms, if at all. If additional funds are required and not available, the Company could be required to curtail significantly or defer, temporarily or permanently, one or more of its research and development programs or to obtain funds through arrangements that may require the Company to relinquish certain technology or product rights.

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

COMPETITION FOR VDSL STANDARDS. The Company expects to apply its DMT technology to the development of VDSL products for the transmission of digital video service in connection with a fiber-optic backbone to cover the distance from this platform or node to subscribers' homes over copper wire or coaxial cable. ANSI has not yet awarded the standard for VDSL technology, and the competition for the ANSI standard for VDSL is expected to be intense. AT&T, as well as other companies with greater resources than the Company, are expected to compete for these standards. There is no assurance that the Company's DMT technology will be successful in obtaining the ANSI VDSL standard.

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

CUSTOMER CONCENTRATION; RELIANCE ON SALES TO IBM. Sales to IBM for PC to Mainframe Connectivity and related products accounted for approximately 65%, 83% and 69% of the Company's net sales in fiscal 1994, 1995 and 1996, respectively, and 44% for the three months ended November 2, 1996. Since IBM considers product sales and market data confidential, the Company has very little ability to anticipate future demands and IBM is not obligated to purchase any specified amount of products. For its PC-Connectivity products, the Company is highly dependent on sales to IBM and expects that quarterly and annual results could be volatile due to its dependence on this dominant customer. In addition, there can be no assurance that IBM will continue to distribute and support the Company's products. The Company's principal contract with IBM expires in December 1996. Further, IBM may terminate its agreements with the Company upon 30 days' notice without a significant penalty.

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

The Company may outsource a portion of its manufacturing operations to independent third party manufacturers. There are risks associated with the use of independent manufacturers, including unavailability of or delays in obtaining adequate supplies of products and reduced control of manufacturing quality and production costs. There can be no assurance that the Company's third party manufacturers will provide adequate supplies of quality products on a timely basis. The inability to obtain such products on a timely basis would have a material adverse effect on the Company's business, operating results and financial condition.

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

POSSIBLE VOLATILITY OF STOCK PRICE; SHARES ELIGIBLE FOR FUTURE SALE. The market price of the Company's Common Stock has been and may continue to be highly volatile. Future events, many of which will be beyond the control of the Company, as well as announcements related to technology and product development and collaborative arrangements and expected quarterly fluctuations in revenues and financial results, may have a significant impact on the market price of the Company's Common Stock. Future sales of the Company's Common Stock by the Investors which is a party for the Investment Agreement or by other current stockholders and by option holders and warrant holders who exercise the Company stock options or warrants could have a depressive effect on the market price of the Company's Common Stock.

PART II.  OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES

In October 1996, the Company entered into an Investment Agreement (the "Investment Agreement") with Quantum Industrial Partners LDC, S-C Phoenix Holdings, L.L.C., Winston Partners, L.P., Winston Partners II LDC and Winston Partners II L.L.C. (collectively, the "Investors") which will provide to the Company up to $15 million in equity financing in exchange for the issuance of Company Common Stock and warrants (the "Warrants") to purchase up to 600,000 shares of Company Common Stock. The Warrants were issued on October 3, 1996 and are exercisable at any time between December 17, 1996 and October 2, 2001. Warrants to purchase up to 300,000 shares of Common Stock are exercisable at $17.45 per share; Warrants to purchase the other 300,000 shares are exercisable at $25 per share. The Company has delivered a Put Notice to the Investors for $10,000,000 pursuant to the Investment Agreement. In exchange for the $10,000,000 investment in the Company, the Investors will receive an aggregate of 741,913 shares of the Company's Common Stock. The Company has received $5,000,000 pursuant to this first Put Notice. The Warrants and Common Stock issued in connection with the Investment Agreement were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemption therefrom found at Section 4(2) of the Securities Act.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

None.

REPORTS ON FORM 8-K

None.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMATI COMMUNICATIONS CORPORATION
                                                (Registrant)



Dated:  December 13, 1996               /S/   JAMES STEENBERGEN
                                        -------------------------------
                                        James Steenbergen
                                        Director, President,
                                        Chief Executive Officer and
                                        Chief Financial Officer


Dated:  December 13, 1996               /S/      TERRY MEDEL
                                        -------------------------------
                                        Terry Medel
                                        Controller, Treasurer and Secretary