Form 10-Q
period 1997-02-01
AMATI COMMUNICATIONS CORP
filed 1997-03-17
CIK 65745

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED.........FEBRUARY 1, 1997...........

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD ENDED........TO..........................

    COMMISSION FILE NUMBER................0-4187.......................

                       AMATI COMMUNICATIONS CORPORATION
                          (FORMERLY ICOT CORPORATION)
            (Exact name of registrant as specified in its charter)

                     DELAWARE                      94-1675494
         (State or other jurisdiction of         (IRS Employer
          incorporation or organization)       Identification No.)



2043 SAMARITAN DRIVE, SAN JOSE , CA                       95124
(Address of Principal Executive Offices)                (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    (408) 879-2000


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

AS OF MARCH 13, 1997, 18,904,649 SHARES OF REGISTRANT'S COMMON STOCK WERE OUTSTANDING.


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


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS




PART II. OTHER INFORMATION



         Item 2.     CHANGES IN SECURITIES


         Item 6.     EXHIBITS AND REPORTS ON FORM 8-K



                     SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        AMATI COMMUNICATIONS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                             Three Months Ended                Six Months Ended
                                        ----------------------------      -----------------------------
                                        February 1,      January 27,       February 1,       January 27,
                                           1997             1996              1997              1996
                                        ----------------------------      -----------------------------
Net sales                                  $  3,012      $   2,524          $  7,525        $   5,878
Cost of sales                                 2,113          1,546             4,200            3,387
                                           --------      ---------         ---------        ---------
   Gross margin                                 899            978             3,325            2,491

Operating expenses:
   Research and development                   1,879          1,023             3,630           1,383
   Marketing and sales                          598            145             1,154             204
   General and administrative                 1,158            510             2,006             831
   Write-off of in-process
       research and development                 ---         31,554               ---          31,554
                                           --------      ---------         ---------        --------
         Total operating expenses             3,635         33,232             6,790          33,972

         Loss from operations                (2,736)       (32,254)           (3,465)        (31,481)

Other income (expense):
   Interest income                               32             58               33              144
   Interest expense                             (82)            (3)            (100)              (3)
                                           --------      ---------         --------         --------
         Total other income (expense)           (50)            55              (67)             141
                                           --------      ---------         --------         --------

         Loss before taxes                   (2,786)       (32,199)          (3,532)         (31,340)

Provision for income taxes                      ---            ---              ---               43
                                           --------      ---------         --------        ---------
         NET LOSS                          $ (2,786)     $ (32,199)        $ (3,532)       $ (31,383)
                                           --------      ---------         --------        ---------
                                           --------      ---------         --------        ---------

         NET LOSS PER SHARE                $  (0.15)     $  (2.12)         $ (0.19)        $   (2.32)
                                           --------      --------          -------         ---------
                                           --------      --------          -------         ---------

Weighted Average Number of
    Shares Outstanding                       18,685        15,223          18,208            13,551
                                           --------     ---------        --------        ---------
                                           --------     ---------        --------        ---------


                The accompanying notes are an integral part of these
                    consolidated condensed financial statements.

                            AMATI COMMUNICATIONS CORPORATION
                         CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (In thousands)

                                                          February 1,         July 27,
                                                             1997               1997
                                                          -----------         --------
ASSETS

Current assets:
   Cash and cash equivalents                              $    2,900          $    886
   Short term investments                                      2,148               ---
   Accounts receivable, less allowance of
     $29 in 1997 and $30 in 1996                               2,232             1,524
   Inventories                                                 2,640             1,616
   Other current assets                                          972             1,156
                                                          ----------          --------
     Total current assets                                     10,892             5,182


Equipment and leasehold improvements-net                       4,941             1,059
Other non-current assets                                         100               ---
                                                          ----------          --------
   TOTAL ASSETS                                           $   15,933          $  6,241
                                                          ----------          --------
                                                          ----------          --------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                  $    3,589          $  3,079
   Employee compensation                                       1,105               793
   Current maturities of capitalized
     lease obligations                                           652               ---
   Notes payable                                                 ---               395
                                                          ----------          --------
        Total current liabilities                              5,346             4,267
                                                          ----------          --------
Long-term liabilities:
   Capitalized lease obligations, net of
     current maturities                                        1,862               ---
   Obligations under lease commitments                           294               294
                                                          ----------          --------
       Total long-term liabilities                             2,156               294
                                                          ----------          --------
Stockholders' equity                                           8,431             1,680
                                                          ----------          --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $   15,933          $  6,241
                                                          ----------          --------
                                                          ----------          --------


                The accompanying notes are an integral part of these
                    consolidated condensed financial statements.

                         AMATI COMMUNICATIONS CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                 Six Months Ended
                                                             --------------------------
                                                             February 1,    January 27,
                                                                1997           1996
                                                             -----------    -----------
Cash flows from operating activities:
   NET LOSS                                                  $   (3,532)    $   (31,383)
   Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation and amortization                                  478             277
     Write-off of in-process research and development               ---          31,554
     Provision for bad debts                                        ---              20
     Loss on retirement of capital equipment                         25               3
     Decrease (increase) in accounts receivable                    (708)            790
     Decrease (increase) in inventories                          (1,024)            112
     Decrease in other assets                                        22             158
     Increase (decrease) in accounts payable, accrued
       expenses and employee compensation                           822          (1,909)
     Increase (decrease) in other liabilities                      (395)            395
                                                             ----------     -----------
     NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES        (4,312)             17
                                                             ----------     -----------

Cash flows from investing activities:
   Proceeds from sale of equipment                                   38             ---
   Advances to Amati and acquisition costs                          ---          (2,266)
   Purchases of held-to-maturity investments                     (2,148)            ---
   Proceeds from maturities of held-to-maturity investments         ---           2,425
   Purchase of equipment and leasehold improvements              (1,635)            (14)
                                                             ----------     -----------
     NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES        (3,745)            145
                                                             ----------     -----------

Cash flows from financing activities:
   Payment of lease obligations                                    (212)             (7)
   Proceeds from equity financing, net of issuance costs          9,718             ---
   Proceeds from exercise of stock options/warrants                 565             786
                                                             ----------     -----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                   10,071             779
                                                             ----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                         2,014             941
BEGINNING BALANCE - CASH AND CASH EQUIVALENTS                       886           1,066
                                                             ----------     -----------
ENDING BALANCE - CASH AND CASH EQUIVALENTS                   $    2,900     $     2,007
                                                             ----------     -----------
                                                             ----------     -----------

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                   $      185     $         3
                                                             ----------     -----------
                                                             ----------     -----------


                The accompanying notes are an integral part of these
                    consolidated condensed financial statements.

                         AMATI COMMUNICATIONS CORPORATION
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 February 1, 1997


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


NOTE B - NET LOSS PER SHARE

Net loss per share is based on the weighted average number of shares outstanding of common stock. No common stock equivalents have been included in fiscal 1997 because the effect would decrease the loss per share.


NOTE C - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and are comprised of the following:

                                         February 1, 1997            July 27, 1996
                                         ----------------            -------------
Finished goods                               $     183                 $       1
Work in process                                  1,302                       890
Purchased and service parts                      1,155                       725
                                             ---------                 ---------
                                             $   2,640                 $   1,616
                                             ---------                 ---------
                                             ---------                 ---------

NOTE D - ACQUISITION OF OLD AMATI

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

The following table reflects unaudited pro-forma combined results of operations of the Company and Old Amati on the basis that the acquisition had taken place and the related charge, noted above, was recorded at the beginning of the fiscal year for the period presented:

                                                     Six Months Ended
                                                     ----------------
                                                     January 27, 1996
                                                     ----------------
                                         (in thousands except per share data)
         Revenues                                $      7,305
         Net loss                                $    (33,832)
         Net loss per share                      $      (2.03)
         Shares used in computation                    16,672

In management's opinion, the unaudited pro-forma combined results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 1996 or of future operations of the combined companies under the ownership and management of the Company.


NOTE E - CHANGE IN SECURITIES

In October 1996, the Company entered into an Investment Agreement (the "Investment Agreement") with Quantum Industrial Partners LDC, S-C Phoenix Holdings, L.L.C., Winston Partners, L.P., Winston Partners II LDC and Winston Partners II L.L.C. (collectively, the "Investors") which will provide to the Company up to $15 million in equity financing in exchange for the issuance of Company Common Stock and warrants (the "Warrants") to purchase up to 600,000 shares of Company Common Stock. The Warrants were issued on October 3, 1996 and are exercisable at any time between December 17, 1996 and October 2, 2001. Warrants to purchase up to 300,000 shares of Common Stock are exercisable at $17.45 per share; Warrants to purchase the other 300,000 shares are exercisable at $25 per share. The Company has received $10,000,000 pursuant to this Investment Agreement. In exchange for the $10,000,000 investment in the Company, the Investors received an aggregate of 741,913 shares of the Company's Common Stock. The Warrants and Common Stock issued in connection with the

Investment Agreement were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemption therefrom found at Section 4(2) of the Securities Act. The resale of the 741,913 shares of Common Stock issued to the Investors, and the 600,000 shares of Common Stock issuable on exercise of the Warrants, has been registered by the Company on behalf of the Investors.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

Other than for statement of historical fact, statements made in this Quarterly Report on Form 10-Q including those in Management's Discussion and Analysis of Financial Condition and Results of Operations regarding financial projections, information or expectations about the Company's products or markets are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These include, among others, successful and timely development and acceptance of new products, the availability of sufficient funding to complete development of new products and other factors described below. In addition, such risks and uncertainties also include the matters identified under the heading "Risk Factors" below.

OVERVIEW

On November 28, 1995, ICOT Corporation, based in San Jose, California, and Amati Communications Corporation ("Old Amati"), a privately held Mountain View, California based company, completed a merger by which Old Amati became a wholly-owned subsidiary of ICOT Corporation. Effective as of the merger, the name of the surviving company was changed to Amati Communications Corporation (the "Company") and its common stock began trading on the Nasdaq National Market under the symbol "AMTX" on November 29, 1995. In September 1996, the combined company moved to a new 40,000 square foot building in San Jose, California to accommodate its growth and consolidate engineering and manufacturing in a single facility.

The Company is a leading developer of advanced transmission equipment utilizing Discrete Multi-tone ("DMT") technology for the Asymmetric Digital Subscriber Line ("ADSL"), Very high-speed Digital Subscriber Line ("VDSL") and cable modem markets. Its DMT technology has been selected as the American National Standards Institute ("ANSI") and European Telecommunications Standards Institute ("ETSI") standard for ADSL products. The Company is the holder of ADSL/DMT patents and has licensed the technology to companies such as Nortel, Motorola and NEC. The Company is also a provider of network connectivity systems for the internetworking and Original Equipment Manufacturers ("OEM") such as International Business Machines ("IBM"). The Company and IBM have had a long-standing relationship. Since 1989, the Company has undertaken several projects in which it has designed, developed and manufactured custom products for IBM, including the completion of the current generation of local area network ("LAN") products which IBM launched into the market in 1994.

RESULTS OF OPERATIONS

Total net sales in the second quarter of fiscal 1997 increased 19% to $3,012,000 from sales of $2,524,000 in the second quarter of the prior fiscal year. For the first six months of fiscal 1997, net sales increased 28% over sales for the comparable prior fiscal period of $5,878,000. The decline in revenues in the second quarter of fiscal 1997 from the first quarter relates primarily to contract revenues recorded in the first quarter under a joint development agreement with NEC Japan. Sales to IBM accounted for 70% and 54% of the Company's revenue in the second quarter and first half of fiscal 1997, respectively, compared with 55% and 70% for the comparable periods of fiscal 1996. Royalty revenues derived from a product developed by the Company for IBM were $242,000 in the second quarter and $423,000 for the first six months of fiscal 1997 compared with $248,000 and $480,000 for the second quarter and six months of the prior fiscal year, respectively. Subsequent to the end of the second quarter of fiscal 1997, the Company signed an extended contract with IBM for the development and manufacture of its next generation internetworking products. The Company expects that IBM will continue to account for a substantial portion of the Company's revenues until it completes development and commercialization of its ADSL products.

In the third quarter of fiscal 1996, the Company first delivered the Overture 8, which is characterized by a high bandwidth as defined by the ANSI standards. This product is currently installed in its first field trial of broadcast video in Australia. The Company's ADSL products continue to participate successfully in labs and field trials in both domestic and international markets. In the VDSL technology, development efforts in conjunction with NEC Japan are ongoing and products are expected in calendar year 1998. Sales of the Overture series in the second quarter and six months of fiscal 1997 were $711,000 and $951,000, respectively. During the second quarter of fiscal 1997, the first in line of the products developed by the Company called the Allegro Access Concentrator, a platform for high density installation of the Overture 8 DMT modem technology, was shipped to France. This shelf version uses the Overture 8 modem and offers high-speed concentration of packet based information or video data streams and multiplexing of multiple data channels per ADSL modem connection.

PC to Mainframe Connectivity sales of $199,000 and $497,000 in the second quarter and first six months of fiscal 1997 represent a decline of 47% and 51% when compared with the same periods of the prior fiscal year due to a general decline in the Company's connectivity market share. The PC to Mainframe Connectivity market is highly competitive and is characterized by rapid advances in technology which frequently result in the introduction of new products with improved performance characteristics, thereby subjecting the Company's products to risk of technological obsolescence. The Company competes directly or indirectly with a broad range of companies, many of whom have significantly greater resources. In addition, the Company is competing for a limited segment of a declining market.

Gross margin as a percent of sales were 30% in the second quarter and 44% for the first six months of fiscal 1997 compared with 39% and 42% for the same periods of fiscal 1996. The decrease in margin was primarily attributable to product mix. Amortization of capitalized software costs charged to cost of sales were $61,000 and $122,000 in the second quarter and six-month period of fiscal 1997, respectively.

Net research and development expenses increased 84% to $1,879,000 in the second quarter of fiscal 1997 and 162% to $3,630,000 for the first six months when compared to the same periods of fiscal 1996 largely because of the addition of 15 Old Amati engineers, the hiring of 24 new employees as a result of the merger, and the introduction of the Company's new family of Overture 8 ADSL/DMT modems, access system shelf products and access concentrators. From the technology acquired in the merger, the Company believes it has a technological leadership position in DMT technology. Maintaining this position is largely dependent on the Company's ability to develop new products that meet a wide range of customer needs. Research and development efforts for the DMT technology are grouped into three areas: the microelectronics group which is primarily focused on ADSL and VDSL markets; the software group, which is primarily focused on the development of firmware for the Overture series; and the hardware group, which is primarily focused on analog and digital design activities. All research and development expenses related to the DMT technology are charged to operations as incurred.
 Total engineering expenses are net of funded development costs from IBM. There were no funded development costs for the second quarter and first half of fiscal 1997 compared with $138,000 and $143,000 in the same periods of fiscal 1996. There was no capitalization of software development costs in either fiscal year. The Company considers research and development a key element in its ability to compete and will continue to make investments in product development to provide high-speed solutions for the future.

Marketing and sales expenses increased by $453,000 or 312% in the second quarter and $950,000 or 466% for the first six months of fiscal 1997 when compared with the same periods of the prior fiscal year. This is primarily due to an increase in staffing and overseas travel in conjunction with the Overture series representation in field trials internationally and participation in domestic trade shows and product promotion. Sales, marketing and customer support operations of the acquired business, which cover both domestic and international markets, is handled by nine individuals. The Company's strategy is to sell to telephone companies worldwide through large telecommunication suppliers who will integrate the Company's products into larger systems for their customers. This type of OEM selling does not require a large sales force.

General and administrative expenses increased by $648,000 or 127% in the second quarter and $1,175,000 or 141% for the six months of fiscal 1997 when compared with the same periods of the prior fiscal year. This is primarily due to patent and legal expenses, additional corporate staffing and occupancy costs.

Interest income decreased to $32,000 in the second quarter and $33,000 for the first half of fiscal 1997 compared to $58,000 and $144,000 in the same periods of fiscal 1996 due to lower cash balances for investment purposes.

There were no provisions for income taxes for the second quarter of both fiscal years and first six months of fiscal 1997 compared to $43,000 for the comparable period of fiscal 1996. Tax provisions for fiscal 1996 were required for Federal alternative minimum tax and California state taxes due to limitations on the use of California's loss carryforwards. The Company had provided a valuation allowance against the deferred tax asset attributable to the net operating losses due to uncertainties regarding the realization of these assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and short term investments of $5,048,000 as of February 1, 1997, compared to $886,000 as of July 27, 1996. During the fiscal period, cash used for operating activities of $4,312,000 related primarily to the net loss incurred during the period. Cash used for investing activities of $3,745,000 was primarily for leasehold improvements associated with the move to a larger facility to consolidate its operations and the purchase of short-term investments. Cash provided by financing activities of $10,071,000 resulted primarily from the completion of an equity financing transaction with an investors group, as further discussed, and proceeds from the exercise of stock options and warrants.

In October 1996, the Company entered into an Investment Agreement (the "Investment Agreement") with Quantum Industrial Partners LDC, S-C Phoenix Holdings, L.L.C., Winston Partners, L.P., Winston Partners II LDC and Winston Partners II L.L.C. (collectively, the "Investors") which will provide to the Company up to $15 million in equity financing in exchange for the issuance of Company Common Stock and warrants (the "Warrants") to purchase up to 600,000 shares of Company Common Stock. As of February 1, 1997, proceeds of $10,000,000 has been received pursuant to this agreement in exchange for 741,913 shares of the Company's common stock.

In the prior fiscal year, the Company secured a capital lease line of $1,500,000, of which $1,000,000 had been utilized. In addition, an existing bank line of credit for $1,250,000 was increased to $2,000,000.

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

HISTORY OF LOSSES. The Company had a net loss in the fiscal year ended July 27, 1996 of approximately $34,078,000 (including a charge related to the Merger of approximately $31,554,000) and during the six months ended February 1, 1997 of $3,532,000. Due in part to the Merger, the Company is not expected to operate profitably in the foreseeable future as the Company continues research, development, production and marketing activities. There can be no assurance that the Company will ever attain profitability. Any long-term viability, profitability and growth from the Company's technology will depend upon successful commercialization of products resulting from its research and product development activities. Extensive additional research and development will be required prior to commercialization of certain products. There can be no assurance that the Company will be able to develop commercially viable products from its technology, generate significant revenues and/or achieve profitability.

NEED FOR ADDITIONAL CAPITAL. During fiscal 1996, the Company secured a line of credit for $1,250,000 subsequently increased to ($2,000,000), and a capital lease line of $1,500,000 and entered into an Investment Agreement with the Investors, which provides to the Company up to $15 million in equity financing. As of February 1, 1997, proceeds of $10,000,000 have been received pursuant to this financing agreement. The Company's future capital requirements will depend on many factors, including sales levels, progress in research and development programs, the establishment of collaborative agreements, and costs of manufacturing facilities and commercialization activities. The Company may require funding in addition to that available under its line of credit, capital lease line and the Investment Agreement. There can be no assurance that such additional funding will be available on acceptable terms, if at all. If additional funds are required and not available, the Company could be required to curtail significantly or defer, temporarily or permanently, one or more of its research and development programs or to obtain funds through arrangements that may require the Company to relinquish certain technology or product rights.

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

CUSTOMER CONCENTRATION; RELIANCE ON SALES TO IBM. Sales to IBM for PC to Mainframe Connectivity and related products accounted for approximately 65%, 83% and 69% of the Company's net sales in fiscal 1994, 1995 and 1996, respectively, and 54% for the six months ended February 1, 1997. Since IBM considers product sales and market data confidential, the Company has very little ability to anticipate future demands and IBM is not obligated to purchase any specified amount of products. For its PC-Connectivity products, the Company is highly dependent on sales to IBM and expects that quarterly and annual results could be volatile due to its dependence on this dominant customer. In addition, there can be no assurance that IBM will continue to distribute and support the Company's products. The Company's principal contract with IBM expiring in December 1996 had been extended. Further, IBM may terminate its agreements with the Company upon 30 days' notice without a significant penalty.

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

PART II.  OTHER INFORMATION
---------------------------


ITEM 2.      CHANGES IN SECURITIES

In October 1996, the Company entered into an Investment Agreement (the "Investment Agreement") with Quantum Industrial Partners LDC, S-C Phoenix Holdings, L.L.C., Winston Partners, L.P., Winston Partners II LDC and Winston Partners II L.L.C. (collectively, the "Investors") which will provide to the Company up to $15 million in equity financing in exchange for the issuance of Company Common Stock and warrants (the "Warrants") to purchase up to 600,000 shares of Company Common Stock. The Warrants were issued on October 3, 1996 and are exercisable at any time between December 17, 1996 and October 2, 2001. Warrants to purchase up to 300,000 shares of Common Stock are exercisable at $17.45 per share; Warrants to purchase the other 300,000 shares are exercisable at $25 per share. The Company has received $10,000,000 pursuant to this Investment Agreement. In exchange for the $10,000,000 investment in the Company, the Investors received an aggregate of 741,913 shares of the Company's Common Stock. The Warrants and Common Stock issued in connection with the Investment Agreement were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemption therefrom found at Section 4(2) of the Securities Act. The resale of the 741,913 shares of Common Stock issued to the Investors, and the 600,000 shares of Common Stock issuable on exercise of the Warrants, has been registered by the Company on behalf of the Investors.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

None.

REPORTS ON FORM 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             AMATI COMMUNICATIONS CORPORATION
                             --------------------------------
                                       (Registrant)


Dated:  March 13, 1997       /S/    JAMES STEENBERGEN
                             ---------------------------------
                             James Steenbergen
                             Director, President,
                             Chief Executive Officer and
                             Chief Financial Officer


Dated: March 13, 1997        /S/    TERRY MEDEL
                             ---------------------------------
                             Terry Medel
                             Controller, Treasurer and Secretary