Form 10-Q
period 1997-05-03
AMATI COMMUNICATIONS CORP
filed 1997-06-13
CIK 65745

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                 FORM  10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED..........MAY 3, 1997.....................

                                      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD ENDED................TO.......................

      COMMISSION FILE NUMBER ......................0-4187.....................

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

                     YES X                     NO
                        ---                      ---

AS OF JUNE 11, 1997, 19,151,250 SHARES OF REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

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


          Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



PART II. OTHER INFORMATION



         Item 2.  CHANGES IN SECURITIES


         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K



                  SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       AMATI COMMUNICATIONS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)

                                                        Three Months Ended                    Nine Months Ended
                                                   ----------------------------         -----------------------------
                                                     May 3,          April 27,            May 3,          April 27,
                                                      1997             1996                1997             1996
                                                   ----------       ----------          ---------        ----------
 Net sales                                         $    3,663       $    3,756          $  11,188        $    9,634
 Cost of sales                                          2,042            2,180              6,242             5,566
                                                   ----------       ----------          ---------        ----------
    Gross margin                                        1,621            1,576              4,946             4,068

 Operating expenses:
    Research and development                            2,050            1,105              5,680             2,489
    Marketing and sales                                   783              276              1,938               480
    General and administrative                          1,035              696              3,041             1,527
    Write-off of acquired in-process
        research and development                          ---              ---                ---            31,554
                                                   ----------       ----------          ---------        ----------
          Total operating expenses                      3,868            2,077             10,659            36,050

          Loss from operations                        (2,247)            (501)            (5,713)          (31,982)

 Other income (expense):
    Interest income                                        35               11                 68               155
    Interest expense                                      (81)              (8)              (180)              (11)
                                                   ----------       ----------          ---------        ----------
          Total other income (expense)                    (46)               3               (112)              144
                                                   ----------       ----------          ---------        ----------
          Loss before taxes                           (2,293)            (498)            (5,825)          (31,838)

 Provision for income taxes                               ---              ---                ---                43
                                                   ----------       ----------          ---------        ----------
          NET LOSS                                 $   (2,293)      $     (498)         $  (5,825)       $  (31,881)
                                                   ----------       ----------          ---------        ----------
                                                   ----------       ----------          ---------        ----------
          NET LOSS PER SHARE                       $    (0.12)      $    (0.03)         $   (0.32)       $    (2.16)
                                                   ----------       ----------          ---------        ----------
                                                   ----------       ----------          ---------        ----------

 Number of shares used in computation
     of net loss per share                             18,958           17,138             18,436            14,747
                                                   ----------       ----------          ---------        ----------
                                                   ----------       ----------          ---------        ----------

          The accompanying notes are an integral part of these consolidated condensed financial statements.

                        AMATI COMMUNICATIONS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)


                                                          May 3,       July 27,
                                                           1997         1996
                                                         --------     --------
 ASSETS

 Current assets:
    Cash and cash equivalents                            $    515     $    886
    Short term investments                                  1,000          ---
    Accounts receivable, less allowance of
        $30 in 1997 and 1996                                2,964        1,524
    Inventories                                             3,847        1,616
    Other current assets                                      750        1,156
                                                         --------     --------
        Total current assets                                9,076        5,182
 Equipment and leasehold improvements-net                   5,569        1,059
 Other non-current assets                                     300          ---
                                                         --------     --------
    TOTAL ASSETS                                         $ 14,945     $  6,241
                                                         --------     --------
                                                         --------     --------

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Accounts payable and accrued expenses                $  4,336     $  3,079
    Accrued employee compensation                           1,094          793
    Current maturities of capitalized lease obligations       773          ---
    Notes payable                                             ---          395
                                                         --------     --------
         Total current liabilities                          6,203        4,267
                                                         --------     --------
 Long-term liabilities:
    Capitalized lease obligations, net of
      current maturities                                    2,053          ---
    Obligations under lease commitments                       294          294
                                                         --------     --------
        Total long-term liabilities                         2,347          294
                                                         --------     --------
 Stockholders' equity                                       6,395        1,680
                                                         --------     --------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 14,945     $  6,241
                                                         --------     --------
                                                         --------     --------


         The accompanying notes are an integral part of these consolidated condensed financial statements.

                      AMATI COMMUNICATIONS CORPORATION
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (In thousands)

                                                                                     Nine Months Ended
                                                                            ----------------------------------
                                                                               May 3,                April 27,
                                                                               1997                    1996
                                                                            ----------             -----------
 Cash flows from operating activities:
     NET LOSS                                                               $   (5,825)            $   (31,881)
     Adjustments to reconcile net loss to net
      cash used for operating activities:
          Depreciation and amortization                                            946                     418
          Write-off of acquired in-process research and development                ---                  31,554
          Provision for bad debts                                                  ---                      20
          Loss on retirement of capital equipment                                   25                       3
          Increase in accounts receivable                                       (1,440)                   (333)
          Decrease (increase) in inventories                                    (2,231)                    138
          Increase in other assets                                                 (69)                     (7)
          Increase (decrease) in accounts payable, accrued
              expenses and employee compensation                                 1,558                    (917)
          Increase (decrease) in other liabilities                                (395)                    395
                                                                            ----------             -----------
         NET CASH USED FOR OPERATING ACTIVITIES                                 (7,431)                   (610)
                                                                            ----------             -----------

 Cash flows from investing activities:
      Proceeds from sale of equipment                                               38                     ---
      Advances to Amati and acquisition costs                                      ---                  (2,266)
      Purchases of held-to-maturity investments                                 (2,482)                    ---
      Proceeds from maturities of held-to-maturity investments                   1,482                   2,425
      Purchase of equipment and leasehold improvements                          (2,143)                   (161)
                                                                            ----------             -----------
         NET CASH USED FOR INVESTING ACTIVITIES                                 (3,105)                     (2)
                                                                            ----------             -----------
 Cash flows from financing activities:
      Payment of debt/lease obligations                                           (375)                    ---
      Proceeds from equity financing, net of issuance costs                      9,724
      Proceeds from exercise of stock options/warrants                             816                   1,024
                                                                            ----------             -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                              10,165                   1,024
                                                                            ----------             -----------
 NET INCREASE IN CASH AND CASH EQUIVALENTS                                        (371)                    412
 BEGINNING BALANCE - CASH AND CASH EQUIVALENTS                                     886                   1,066
                                                                            ----------             -----------
 ENDING BALANCE - CASH AND CASH EQUIVALENTS                                 $      515             $     1,478
                                                                            ----------             -----------
                                                                            ----------             -----------

 Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                               $       81             $         3
                                                                            ----------             -----------
                                                                            ----------             -----------

            The accompanying notes are an integral part of these
                consolidated condensed financial statements.

                        AMATI COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                MAY 3, 1997


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

In February 1997, the FASB issued SFAS No. 128, Earnings Per Share, which simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion ("APBO") No. 15. SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, which excludes dilution. SFAS No. 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APBO No. 15. SFAS No. 128 must be adopted for financial statements issued for periods ending after December 15, 1997, including interim period; earlier application is not permitted. SFAS No. 128 requires restatement of all prior period earnings per share presented. The Company does not anticipate that SFAS No. 128 will have a material impact on its earnings per share calculation.

                        AMATI COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                MAY 3, 1997


NOTE C - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and are comprised of the following:

                                           May 3, 1997          July 27, 1996
                                           -----------          -------------
 Finished goods                              $  426                $    1
 Work in process                              1,725                   890
 Purchased and service parts                  1,696                   725
                                          -------------         --------------
                                             $3,847                $1,616
                                          -------------         --------------
                                          -------------         --------------

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

                        AMATI COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                MAY 3, 1997

                                                    Nine Months Ended
                                                    -----------------
                                                     April 27, 1996
                                                     --------------
                                           (in thousands except per share data)

                   Revenues                              $ 11,061
                   Net loss                              $(34,330)
                   Net loss per share                    $  (2.04)
                   Shares used in computation              16,827

In management's opinion, the unaudited pro-forma combined results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 1996 or of future operations of the combined companies under the ownership and management of the Company.

NOTE E - CHANGE IN SECURITIES

In October 1996, the Company entered into an Investment Agreement (the "Investment Agreement") with Quantum Industrial Partners LDC, S-C Phoenix Holdings, L.L.C., Winston Partners, L.P., Winston Partners II LDC and Winston Partners II L.L.C. (collectively, the "Investors") which will provide to the Company up to $15 million in equity financing in exchange for the issuance of Company Common Stock and warrants (the "Warrants") to purchase up to 600,000 shares of Company Common Stock. The Warrants were issued on October 3, 1996 and are exercisable at any time between December 17, 1996 and December 17, 2001. Warrants to purchase up to 300,000 shares of Common Stock are exercisable at $17.45 per share; Warrants to purchase the other 300,000 shares are exercisable at $25 per share. The Company has received $10,000,000 pursuant to this Investment Agreement. In exchange for the $10,000,000 investment in the Company, the Investors received an aggregate of 741,913 shares of the Company's Common Stock. The Warrants and Common Stock issued in connection with the Investment Agreement were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemption under Section 4(2) of the Securities Act. The resale of the shares of Common Stock issued to the Investors, and the 600,000 shares of Common Stock issuable on exercise of the Warrants, has been registered by the Company on behalf of the Investors. On June 3, 1997, the Company exercised its put right to take down the final $5,000,000 in equity financing.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

Other than for statements of historical fact, statements made in this Quarterly Report on Form 10-Q, including in Management's Discussion and Analysis of Financial Condition and Results of Operations regarding financial projections, information or expectations about the Company's products or markets, are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These include, among others, successful and timely development and acceptance of new products, the availability of sufficient funding to complete development of new products and other factors described below. In addition, such risks and uncertainties also include the matters identified under the heading "Risk Factors" below.

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

The Company is a leading developer of advanced transmission equipment utilizing Discrete Multi-tone ("DMT") technology for the Asymmetric Digital Subscriber Line ("ADSL"), Very high-speed Digital Subscriber Line ("VDSL") and cable modem markets. DMT technology has been selected as the American National Standards Institute ("ANSI") and European Telecommunications Standards Institute ("ETSI") standard for ADSL products. The Company is the holder of ADSL/DMT patents and has licensed its technology to companies such as Nortel, Motorola and NEC. The Company is also a provider of network connectivity systems for the internetworking and Original Equipment Manufacturers ("OEM") such as International Business Machines ("IBM"). The Company and IBM have had a long-standing relationship. Since 1989, the Company has undertaken several projects in which it has designed, developed and manufactured custom products for IBM, including the completion of the current generation of local area network ("LAN") products which IBM launched into the market in 1994.

RESULTS OF OPERATIONS

Total net sales in the third quarter of fiscal 1997 decreased 2% to $3,663,000 from sales of $3,756,000 in the third quarter of the prior fiscal year. Revenues recognized during the current fiscal quarter relate primarily to contract revenues recorded under the Company's previously announced joint development agreement with NEC Japan. For the nine months of fiscal 1997, net sales of $11,188,000 represents an increase of 16% over sales for the comparable prior fiscal period. Sales to IBM accounted for 39% and 49% of the Company's revenue in the third quarter and nine months of fiscal 1997, respectively, compared with 56% and 64% for the comparable periods of fiscal 1996. Royalty revenues derived from a product developed by the Company for IBM were $144,000 in the third quarter and $545,000 for the first nine months of fiscal 1997 compared with $172,000 and $633,000 for the third quarter and nine months of the prior fiscal year, respectively. In February 1997, the Company signed an extended contract with IBM for the development and manufacture of its next generation internetworking products. The Company expects that IBM will continue to account for a substantial portion of the Company's revenues until development and commercialization of its ADSL products are completed.

In the third quarter of fiscal 1996, the Company first delivered the Overture 8, which is characterized by a high bandwidth as defined by the ANSI standards.
The Company's ADSL products continue to participate successfully in labs and field trials in both international and domestic markets. The international trials include services being offered by Post Telephone and Telegraph
("PTT")'s in Europe and Asia-Pacific, with companies such as Italtel, Tadiran and Samsung. Other trials include broadcast video installed in Australia and data/video applications in France. In the US, the Company has provided equipment in GTE's Internet access trials in Washington and Texas. Sales of the Overture series in the third quarter and the first nine months of fiscal 1997 were $320,000 and $1,271,000, respectively.

In January 1997, the first in a line of products developed by the Company called the Allegro Access Concentrator, a platform for high density installation of the Overture 8 DMT modem technology, was shipped to France. This shelf version uses the Overture 8 modem and offers high-speed concentration of packet based information or video data streams and multiplexing of multiple data channels per ADSL modem connection. During the third quarter of fiscal 1997, the Company introduced its next generation of Overture 8 products, the Model 810, which delivers speeds up to 8 Mbps downstream and 640 Kbps upstream. Its advanced, low power design consumes less than 7W and adjusts power consumption to line lengths and traffic conditions. This model is designed to be used as a plug-in for the Allegro Access Concentrator or as a stand-alone unit for the subscriber. In the VDSL technology, development efforts in conjunction with NEC Japan are ongoing.

PC to Mainframe Connectivity sales of $212,000 and $709,000 in the third quarter and first nine months of fiscal 1997 represent a decline of 60% and 54% when compared with the same periods of the prior fiscal year due to a general decline in the Company's connectivity market share. The PC to Mainframe Connectivity market is highly competitive and is characterized by rapid advances in technology which frequently result in the introduction of new products with improved performance characteristics, thereby subjecting the Company's products to risk of technological obsolescence. The Company competes directly or indirectly with a broad range of companies, many of whom have significantly greater resources. In addition, the Company is competing for a limited segment of a declining market.

Gross margin as a percent of sales was 44% for the third quarter and first nine months of fiscal 1997 compared with 42% for the same periods of fiscal 1996. The increase in margin was primarily attributable to product mix. Amortization of capitalized software costs charged to cost of sales were $61,000 and $183,000 in the third quarter and nine- month period of fiscal 1997, respectively.

Net research and development expenses increased 86% to $2,050,000 in the third quarter of fiscal 1997 and 128% to $5,680,000 for the first nine months when compared to the same periods of fiscal 1996 largely because of the addition of engineers and other new employees as a result of the merger, and the introduction of the Company's new family of Overture 8 ADSL/DMT modems, access system shelf products and access concentrators. Maintaining the Company's technology position is largely dependent on the Company's ability to develop new products that meet a wide range of customer needs. Research and development efforts for the DMT technology are grouped into three areas: the microelectronics group which is primarily focused on ADSL and VDSL markets; the software group, which is primarily focused on the development of firmware for the Overture series; and the hardware group, which is primarily focused on analog and digital design activities. All research and development expenses related to the DMT technology are charged to operations as incurred. Total engineering expenses are net of funded development costs from IBM. There were no funded development costs for the third quarter and nine-month period of fiscal 1997 compared with $150,000 and $288,000 in the same periods of fiscal 1996. There was no capitalization of software development costs charged to research and development in either fiscal year. The Company considers research and development a key element in its ability to compete and will continue to make investments in product development to provide high-speed solutions for the future.

Marketing and sales expenses increased by $507,000 or 184% in the third quarter and $1,458,000 or 304% for the first nine months of fiscal 1997 when compared with the same periods of the prior fiscal year. This is primarily due to an increase in staffing and overseas travel in conjunction with the Overture series representation in field trials internationally and participation in domestic trade shows and product promotion. Sales, marketing and customer support operations of the Company's ADSL products, which cover both domestic and international markets, is handled by fourteen individuals. The Company's strategy is to sell to telephone companies worldwide through large telecommunication suppliers who will integrate the Company's products into larger systems for their customers. This type of OEM selling does not require a large sales force.

General and administrative expenses increased by $339,000 or 49% in the third quarter and $1,514,000 or 99% for the nine months of fiscal 1997 when compared with the same periods of the prior fiscal year. This is primarily due to patent and legal expenses, additional corporate staffing and occupancy costs.

Interest income decreased to $68,000 in the nine-month period of fiscal 1997 compared to $155,000 in the same period of fiscal 1996 due to lower cash balances for investment purposes.

There were no provisions for income taxes for the third quarter of both fiscal years and first nine months of fiscal 1997 compared to $43,000 for the comparable nine-month period of fiscal 1996. Tax provisions for fiscal 1996 were required for Federal alternative minimum tax and California state taxes due to limitations on the use of California's loss carryforwards. The Company had provided a valuation allowance against the deferred tax asset attributable to the net operating losses due to uncertainties regarding the realization of these assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and short term investments of $1,515,000 as of May 3, 1997, compared to $886,000 as of July 27, 1996. During the fiscal period, cash used for operating activities of $7,431,000 related primarily to the net loss incurred during the period. Cash used for investing activities of $3,105,000 was primarily for leasehold improvements associated with the move to a larger facility to consolidate the Company's operations, and the purchase of short-term investments. Cash provided by financing activities of $10,165,000 resulted primarily from the completion of an equity financing transaction with an investors group, discussed below, and proceeds from the exercise of stock options and warrants.

In October 1996, the Company entered into an Investment Agreement (the "Investment Agreement") with Quantum Industrial Partners LDC, S-C Phoenix Holdings, L.L.C., Winston Partners, L.P., Winston Partners II LDC and Winston Partners II L.L.C. (collectively, the "Investors") which will provide to the Company up to $15 million in equity financing in exchange for the issuance of Company Common Stock and warrants (the "Warrants") to purchase up to 600,000 shares of Company Common Stock. As of February 1, 1997, proceeds of $10,000,000 has been received pursuant to this agreement in exchange for 741,913 shares of the Company's common stock. On June 3, 1997, the Company has exercised its put right to take down the final $5,000,000 in equity financing.

In the prior fiscal year, the Company secured a capital lease line of $1,500,000, subsequently increased to $1,700,000. In addition, an existing bank line of credit for $1,250,000 was increased to $2,000,000.

The Company's ability to meet its future capital requirements will depend on many factors, including sales levels, progress in research and development programs, the establishment of collaborative agreements, and costs of manufacturing facilities and commercialization activities. While the Company anticipates that the funding available under the line of credit, capital lease line and Investment Agreement will be sufficient to meet its capital requirements through the fiscal year, the Company may require funding in addition to that available under these agreements, and may seek additional funding through collaborative agreements or through public or private sale of securities prior to the commercialization of its ADSL products.

RISK FACTORS

The information about the Company included or incorporated by reference herein contains forward looking statements that involve risks and uncertainties, including the risks detailed below.

HISTORY OF LOSSES. The Company had net losses in the fiscal year ended July 27, 1996 of approximately $34,078,000 (including a charge related to the Merger of approximately $31,554,000) and for the nine months ended May 3, 1997 of $5,825,000. Due in part to the Merger, the Company is not expected to operate profitably in the foreseeable future as the Company continues research, development, production and marketing activities. There can be no assurance that the Company will ever attain profitability. Any long-term viability, profitability and growth from the Company's technology will depend upon successful commercialization of products resulting from its research and product development activities. Extensive additional research and development will be required prior to commercialization of certain products. There can be no assurance that the Company will be able to develop commercially viable products from its technology, generate significant revenues and/or achieve profitability.

NEED FOR ADDITIONAL CAPITAL. During fiscal 1996, the Company secured a line of credit for $1,250,000 subsequently increased to $2,000,000, a capital lease line of $1,500,000 subsequently increased to $1,700,000 and entered into an Investment Agreement with the Investors, which provides to the Company up to $15 million in equity financing. As of May 3, 1997, proceeds of $10,000,000 have been received pursuant to this financing agreement. On June 3, 1997, the Company exercised its put right to take down the final $5,000,000 in financing. The Company's future capital requirements will depend on many factors, including sales levels, progress in research and development programs, the establishment of collaborative agreements, and costs of manufacturing facilities and commercialization activities. The Company may require funding in addition to that available under its line of credit, capital lease line and the Investment Agreement. There can be no assurance that such additional funding will be available on acceptable terms, if at all. If additional funds are required and not available, the Company could be required to curtail significantly or defer, temporarily or permanently, one or more of its research and development programs or to obtain funds through arrangements that may require the Company to relinquish certain technology or product rights.

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

CUSTOMER CONCENTRATION; RELIANCE ON SALES TO IBM. Sales to IBM for PC to Mainframe Connectivity and related products accounted for approximately 65%, 83% and 69% of the Company's net sales in fiscal 1994, 1995 and 1996, respectively, and 49% for the nine months ended May 3, 1997. Since IBM considers product sales and market data confidential, the Company has very little ability to anticipate future demands and IBM is not obligated to purchase any specified amount of products. For its PC-Connectivity products, the Company is highly dependent on sales to IBM and expects that quarterly and annual results could be volatile due to its dependence on this dominant customer. In addition, there can be no assurance that IBM will continue to distribute and support the Company's products. The Company's principal contract with IBM expiring in December 1996 had been extended. Further, IBM may terminate its agreements with the Company upon 30 days' notice without a significant penalty.

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

PART II.  OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES

In October 1996, the Company entered into an Investment Agreement (the "Investment Agreement") with Quantum Industrial Partners LDC, S-C Phoenix Holdings, L.L.C., Winston Partners, L.P., Winston Partners II LDC and Winston Partners II L.L.C. (collectively, the "Investors") which will provide to the Company up to $15 million in equity financing in exchange for the issuance of Company Common Stock and warrants (the "Warrants") to purchase up to 600,000 shares of Company Common Stock. The Warrants were issued on October 3, 1996 and are exercisable at any time between December 17, 1996 and December 17, 2001. Warrants to purchase up to 300,000 shares of Common Stock are exercisable at $17.45 per share; Warrants to purchase the other 300,000 shares are exercisable at $25 per share. The Company has received $10,000,000 pursuant to this Investment Agreement. In exchange for the $10,000,000 investment in the Company, the Investors received an aggregate of 741,913 shares of the Company's Common Stock. The Warrants and Common Stock issued in connection with the Investment Agreement were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemption under Section 4(2) of the Securities Act. The resale of the 741,913 shares of Common Stock issued to the Investors, and the 600,000 shares of Common Stock issuable on exercise of the Warrants, has been registered by the Company on behalf of the Investors. On June 3, 1997, the Company has exercised its put option to take down the final $5,000,000 in equity financing.

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

                                       AMATI COMMUNICATIONS CORPORATION
                                       --------------------------------
                                                 (Registrant)



Dated:  June 13, 1997                  /S/   JAMES STEENBERGEN
                                       --------------------------------------
                                       James Steenbergen
                                       Director, President,
                                       Chief Executive Officer and
                                       Chief Financial Officer


Dated:  June 13, 1997                  /S/   TERRY MEDEL
                                       --------------------------------------
                                       Terry Medel
                                       Controller, Treasurer and Secretary