Form 10-K
period 1997-08-02
AMATI COMMUNICATIONS CORP
filed 1997-10-31
CIK 65745

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

                    For the fiscal year ended AUGUST 2, 1997

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                         For the transition period from
                                  --------- to
                                   ---------

                         Commission file number 0-4187
                            ------------------------

                        AMATI COMMUNICATIONS CORPORATION

             (Exact name of registrant as specified in its charter)

             DELAWARE                     94-1675494
  (State or other jurisdiction of      (I.R.S. Employer
  incorporation or organization)      Identification No.)

2043 SAMARITAN DRIVE, SAN JOSE, CA           95124
  (Address of principal executive         (Zip Code)
             offices)

       Registrant's telephone number, including area code: (408) 879-2000
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
             Title of each class                            on which registered
---------------------------------------------  ---------------------------------------------

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                          COMMON STOCK, $.20 Par Value
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                       YES _X_                      NO ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

    The approximate aggregate market value of the registrant's common stock held by non-affiliates on October 24, 1997 (based upon the closing sales price of such stock as reported in the National Market by Nasdaq as of such date was $318,419,763.

    As of October 24, 1997, 19,746,962 shares of Registrant's Common Stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        AMATI COMMUNICATIONS CORPORATION
                                 1997 FORM 10-K
                               TABLE OF CONTENTS

                                       PART I

Item 1.     Business....................................................    2

Item 2.     Properties..................................................   10

Item 3.     Legal Proceedings...........................................   10

Item 4.     Submission of Matters to a Vote of Security Holders.........   10

                                      PART II

Item 5.     Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................   11

Item 6.     Selected Financial Data.....................................   11

Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................   12

Item 8.     Financial Statements and Supplementary Data.................   22

Item 9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................   40

                                      PART III

Item 10.    Directors and Executive Officers of the Registrant..........   40

Item 11.    Executive Compensation......................................   42

Item 12.    Security Ownership of Certain Beneficial Owners and
              Management................................................   44

Item 13.    Certain Relationships and Related Transactions..............   45

                                      PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
              8-K.......................................................   46

SIGNATURES..............................................................   50

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

    The Company is a leading developer of advanced transmission equipment utilizing Discrete Multi-tone ("DMT") technology for Asymmetrical Digital Subscriber Line ("ADSL") and Very high-speed Digital Subscriber Line ("VDSL") markets. The Company holds DMT, ADSL and VDSL patents and has entered into agreements covering its technology, with companies like Alcatel, Analog Devices, Inc., Motorola, NEC, Northern Telecom, Siemens and Texas Instruments. The Company's DMT/ADSL products were recently selected by British Columbia Telephone ("BC Tel"), Canada for a proposed roll-out of the first standards based commercial ADSL services for transmitting high-speed data over existing copper phone lines, making internet access, interactive services, broadcast quality video and video-on-demand realizable to subscribers.

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

    - Bridge products for interconnecting Token-Ring LANs, Token-Ring and Ethernet LANs, and Token-Ring LANs over Wide Area Networks ("WANs").

    On September 30, 1997, the Company and Westell Technologies, Inc. entered into an Agreement and Plan of Merger whereby Amati will become a wholly owned subsidiary of Westell Technologies, Inc. Westell Technologies, Inc., headquartered in Aurora, Illinois, is a holding company for Westell, Inc., a leading world-wide manufacturer of xDSL systems, Conference Plus, Inc., a multi-point telecommunications service bureau specializing in conferencing, and Westell World Wide Services, Inc., a service provider of engineering, installation and network management. Pursuant to the Agreement and Plan of Merger, and subject to certain conditions, including the approval of the transaction by the respective stockholders of both companies, holders of outstanding Amati Common Stock will receive in the merger 0.9 shares of Westell Class A Common Stock for each share of Amati Common Stock.

PRODUCTS AND MARKETS

    The Company is currently developing products to provide high speed digital video, voice and data transmission over copper phone lines utilizing DMT modulation technology. See "Technology" referenced below. Beginning in 1987, Professor John M. Cioffi, who undertook initial research on DMT technology, and his graduate students developed the concept of utilizing DMT technology to transmit large amounts of digital code and multimedia signals over ordinary telephone lines. This research resulted in three patents, owned by Stanford University, to which the Company holds an exclusive worldwide royalty-bearing license.

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

TECHNOLOGY

    The Company's core technology is DMT, a multicarrier modulation technology. The concept of multicarrier transmission is over 30 years old; however, research on the Company's DMT technology has been accomplished during the past 8 years. The Company has exclusive, worldwide royalty-bearing license rights to the DMT patents owned by Stanford University; since the Company's inception, it has filed numerous additional patent applications to protect its intellectual property. The Company considers itself to be the leader in the development of DMT technology.

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

    The initial development of DMT was directed toward transmitting digital video signals over ordinary copper twisted-pair wires. DMT is also effective over other media, including coaxial cable and wireless transmission. The Company believes that in order to design and manufacture commercially acceptable products, cost and performance improvements beyond what is available with current technology will be necessary. Accordingly, it has assembled a microelectronics team that is designing custom integrated semiconductor circuits utilizing standard Application Specific Integrated Circuit ("ASIC") design systems and certain technologies beyond ASIC.

ADSL (ASYMMETRICAL DIGITAL SUBSCRIBER LINE)

    In the late 1980's, Bellcore, the research entity jointly created and funded by seven Regional Bell Operating Companies for the development of new technologies, developed the parameters for ADSL as a high-quality, low-cost method for transmitting digital video from the central office of the local telephone company to a subscriber's home over ordinary copper twisted-pair wire. The term "asymmetric" refers to the fact that there is a different data rate in each direction (bi-directional) of the transmission. The ANSI standard for ADSL sets the data rate at approximately 6 Mbps to the subscriber's home and approximately 600 Kbps from the subscriber's home to the central office over 24 and 26 gauge copper twisted-pair wire for a distance of up to two miles. The practical implementation of ADSL products will allow the simultaneous transmission of video, data and voice over the type of copper wire that is currently installed in most homes in the United States and other developed countries.

    ADSL is intended for data dialtone services, such as internet access, as well as video dialtone services. The potential demand for ADSL is being driven primarily by the threat to the telephone companies of increased competition as a result of deregulation, and their desire to provide high speed data transmission and video services utilizing their existing copper wire plant without having to invest heavily in more expensive access technologies, such as fiber-optic systems. Telephone companies are currently performing technical and market trials of various data, video and multimedia systems. ADSL has the potential of providing telephone companies with a technology that will enable them to compete cost-effectively with their main competitors, the interexchange carriers and cable companies, for high speed internet access and video services.

    There are several access transmission technologies that can deliver digital services to a subscriber's home. The most effective technology, laying fiber-optic cable to each home, is not practical as a near-term solution from both cost and time-to-implement perspectives. Therefore, the telephone companies are reviewing interim strategies such as ADSL, Hybrid Fiber Coax ("HFC"), fiber-to-the-curb and certain wireless solutions. The Company believes ADSL is the most effective technology where homes are widely dispersed or where the "take rates" of the services are low (which is expected as new data and video services are introduced). ADSL provides the additional advantages of utilizing the existing copper plant, which avoids trenching streets and subscriber's properties to lay new coaxial or fiber-optic cables. In addition, ADSL can be deployed easily on a home-by-home basis. However, ADSL has the disadvantage relative to fiber-to-the-curb and HFC of offering fewer simultaneous channels, although telephone office switches may be able to increase the menu of offerings with ADSL.

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

    In November 1995, the Company began shipping the Overture series of transceivers. The Overture 4 is a prototype that does not have a low enough cost or power consumption for mass deployment and its components are entirely discrete (off-the-shelf). It can operate at data rates of 1.5, 2, 3, or 4 Mbps in the downstream (central office to the home) direction and up to 64 Kbps in the upstream direction, and thus does not meet the ANSI standard for transmission rates. The Overture 4 is currently participating in field trials, but is being phased out in favor of the next series called Overture 8.

    In March 1996, the Company delivered the Overture 8, a transceiver characterized by a high bandwidth as defined by the ANSI standards. Currently installed in a trial of broadcast video in Australia, the Overture 8 is the first product utilizing custom semiconductors designed by the Company's own microelectronics group. Overture 8 has two components developed utilizing ASIC design techniques. The Company believes Overture 8 will be important to the market because it has the capability to support the requirements delineated in the ANSI standard, including four downstream channels and three upstream channels. The downstream data rates using Overture 8 can be as high as 8 Mbps in various multiples, such as four 2 Mbps channels, and can be channelized in order to support such services as video conferencing.

    In June 1996, a new version of the Overture 8 ADSL/DMT Modem specifically designed to meet system needs for Internet access was announced. Key to the new design is the core ADSL/DMT technology that enables Internet access at data rates as high as 8 Mbps downstream and 640 Kbps upstream, 60 times faster than basic rate ISDN and up to 250 times faster than many dial-up modems. The new Overture 8 ADSL/DMT Modem for Internet Access adds direct Ethernet connectivity, using 10BaseT, to both subscriber and central office units. This is the first 8 Mbps ADSL modem with Ethernet available commercially. Moreover, as with all standard ADSL/DMT modems, the new Overture 8 provides the high-speed data transmission over standard phone lines while still permitting voice traffic on the same connection. The Company's ADSL products continue to participate successfully in labs and field trials in both international and domestic markets. The international trials include services being offered by Post Telephone and Telegraph ("PTT")'s in Europe and Asia-Pacific, with companies such as Italtel, Tadiran and Samsung. Other trials include broadcast video installed in Australia and data/video applications in France. In the US, the company has provided equipment in GTE-Microsoft's Internet access trials and in NEC-MCI's video broadcast system trials.

    In January 1997, the first in a line of products developed by the Company called the Allegro Access Concentrator, a platform for high density installation of the Overture 8 DMT modem technology, was shipped to France. This shelf version uses the Overture 8 modem and offers high-speed concentration of packet-based information or video data streams and multiplexing of multiple data channels per ADSL modem connection.

    In April 1997, the Company shipped its next generation of Overture 8 products, the Model 810, which delivers speeds up to 8 Mbps downstream and 640 Kbps upstream. Its advanced, low power design consumes less than 7W and adjusts power consumption to line lengths and traffic conditions. This model is designed to be used as a plug-in for the Allegro Access Concentrator or as a stand-alone unit for the subscriber.

    Another product introduced by the Company is the ADSL View SNMP Manager, a Graphical User Interface ("GUI") based element manager that permits central site administration and management of the Company's ADSL network. This Windows-based view manager can speed service delivery by simplifying provisioning, reconfiguration and management.

    Before the end of fiscal 1997, the Company was selected to provide equipment to BC Tel, Canada's second largest telecommunications company, for its first commercial, standards-based ADSL services. These ADSL/DMT products will be used in the central switching office and by customers and will enable BC Tel to initially offer services such as high-speed Internet access and high-speed corporate LAN access to its customers.

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

    The Company believes that DMT technology is superior to other available modulation technologies for this application and is designing VDSL products using its microelectronics capability. As with ADSL, VDSL products will be asymmetrical and are intended to carry video, voice and data simultaneously. The Company's next VDSL product, called the Piccolo, is expected to operate asymmetrically at speeds of up to

25 Mbps. These products are expected to be introduced in 1998 and to compete for the ANSI standard for VDSL transmission, which has not yet been awarded.

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

    During fiscal year 1997, the Company reached an agreement with NEC Corporation to jointly develop the VDSL transceiver offering higher speeds for shorter subscriber loops. Under this agreement, the Company will provide DMT/VDSL technology to NEC, which will design and then produce a digital chip set expected to offer excellent performance including long transmission distances, robustness against noise, crosstalk environment, and low power consumption while still offering a cost effective solution. Development efforts in conjunction with this technology are ongoing.

IBM PRODUCTS

    During the past several years, the Company has undertaken several projects in which it has designed, developed and manufactured custom communications products for IBM. Pursuant to its principal agreement with IBM, the Company furnishes engineering, manufacturing, and assembly services for the manufacture of LAN bridge products in accordance with IBM specifications and upon receipt of purchase orders for the products. This manufacturing agreement with IBM, amended in December 1993, has been extended to December 1998. Under the terms of a second agreement, the Company provided development and support services to IBM for a custom product. IBM shipped this product in the United States and Canada in July 1994 and in a number of European and Asian countries thereafter. In fiscal years 1996 and 1997, the Company received royalty payments from IBM on sales of this product to end-customers.

    Fiscal 1997 sales to IBM accounted for approximately 51% of the Company's revenues. Since IBM considers product sales and market data confidential, the Company has very little ability to anticipate future demands. The Company is highly dependent on sales to IBM and expects that quarterly and annual results could be volatile due to its dependence on this dominant customer. IBM may terminate its agreements with the Company upon 30 days' notice without a significant penalty. Upon termination of the agreements, the Company has continuing obligations to provide certain products and technical support for a period of years, at a price then to be negotiated.

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

SALES, MARKETING, SERVICE

    With its DMT products, the Company's strategy is to sell to telephone companies worldwide through large telecommunication suppliers who will integrate the Company's products into larger systems for their customers. This type of OEM selling does not require a large sales force. In the PC to Mainframe Connectivity market, the Company sells to end-users, independent software vendors, OEM's and through a small network of resellers. In the network connectivity business, the Company offers a 90-day warranty and post-warranty support programs. Hardware products are typically serviced on a factory repair basis. Software support is usually handled by phone consultation or, less often, by an on-site visit by a systems engineer. The Company employs five persons in sales, six in customer support, and three in marketing.

    Export sales of connectivity products in fiscal 1995, 1996, and 1997 represent 1-2% of total net sales, for each such year, primarily to Western Europe and Canada. Shipments of the Overture series of transceivers for use in field trials, primarily to the countries of Germany, Netherlands, France, Finland and Canada accounted for 11% of total net revenues in fiscal 1997. These sales are subject to certain controls and restrictions, but the Company has not experienced any material difficulties related to these sales.

BACKLOG

    As of the end of fiscal 1996 and 1997, the Company's backlog was approximately $2,961,000 and $2,362,000, respectively. The Company anticipates that all of its current backlog will be filled within the 1998 fiscal year.

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

    The Company had 48 full-time employees engaged in research and development activities as of August 2, 1997. Its research and development efforts are expended on the enhancement of existing products and for the development of new products in order to meet rapidly changing customer requirements. These efforts are organized into three main groups: VLSI, ADSL and VDSL development. Currently, the VLSI group is focused on efforts for the ADSL and VDSL markets.

    Significant activities include the following:

    - Development of system level ADSL and VDSL products.

    - Development of OEM ADSL and VDSL modules.

    - Reducing the cost, power and size of ADSL and VDSL modules and products.

    Net research and development expenses totaled $1,595,000 (13% of net sales) in fiscal 1995, $3,837,000 (32% of net sales) in fiscal 1996 and $8,335,000 (63%
of net sales) in fiscal 1997. Increasing research and development costs in fiscal 1996 and 1997 are primarily due to the hiring of additional engineers and introduction of the Company's next generation of the Overture series of ADSL/DMT modems, access system shelf products, the Allegro access concentrator and the Model 810. All related research and development expenses are charged to operations as incurred. Engineering expenses are net of software development costs capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 and of IBM-funded development costs. There was no capitalization of software development costs in 1995, 1996 and 1997. The amount of funded development costs totaled $637,000, $589,000 and $494,000, respectively, for fiscal 1995, 1996 and 1997. The amortization of capitalized software development costs charged to cost of sales was $310,000 in fiscal 1995, and $246,000 in fiscal 1996 and 1997.

COMPETITION

    Telephone company trials have demonstrated the feasibility of ADSL products. Two basic ADSL technologies have participated in these trials: the Company's DMT multicarrier technology and the single Carrier-less Amplitude/Phase modulation ("CAP") technology developed by AT&T Microelectronics Division and sold to Globespan. DMT and CAP have been rival technologies since the ANSI standards competition in 1993, which was won by the Company's DMT technology. The Company believes that its DMT technology is less complex and more cost effective than a single carrier technology, such as CAP. The trials to date have been run at data rates of 1.5 Mbps and 2 Mbps, the speeds of Globespan's CAP products. The Company believes that as products capable of data rates of 6 Mbps and 8 Mbps become increasingly available, trials will be conducted at those speeds. As the performance differences between DMT and CAP become greater at higher data rates, the Company believes that most of the competition at the higher speeds will come from other competitors using DMT technology.

    The Company has entered into agreements with Motorola Corporation and Texas Instruments ("TI") to develop a standards compliant chip solution for the ADSL market. The Company has also licensed its technology to Alcatel and Analog Devices, Inc. who have developed or are developing integrated circuits. The Company has the right to buy the Motorola chip and the TI chipset at most favored customer prices. The Company expects customers of these companies to become competitors with system level DMT products. Other entities with development efforts underway with DMT technology for the ADSL marketplace include ORCKIT, Pairgain, ECI, Ericsson and Aware.

    To date, the Company is not aware of any ADSL products introduced in the marketplace that have a cost, power and size structure satisfactory for a mass deployment to customers. In order to design and manufacture commercially viable product in this market, a substantial investment in custom integrated semiconductors must be made. Those suppliers not making such investments will not be able to compete effectively.

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

PATENTS, TRADEMARKS AND LICENSES

    The Company has a policy of seeking patents when appropriate on inventions concerning new products and improvements as part of its on-going research and development activities. The Company has a total of 27 patents issued or filed.

    The Company principally relies on its technological and engineering resources to develop its business in an industry where technology changes very fast. It does, however, consider the use of trademarks, copyrights, license agreements and non-disclosure agreements as a means to protect its proprietary technology and, therefore, it intends to seek and maintain protection where appropriate.

    The Company also has several registered trademarks, including "ICOT" and "OmniPATH" and has copyrights in its software and related documentation, and is a licensee under three OEM software source code licenses that are used in connection with the development, maintenance, enhancement, and support of various PC to Mainframe connectivity products. These licenses pertain to peripheral products which the Company re-markets to complement or add features to its core product line.

EMPLOYEES

    As of August 2, 1997, the Company had 101 full-time employees, of whom 22 were engaged in manufacturing, 48 in research and development, 14 in marketing and sales and 17 in general and administrative positions.

    Thirteen members of the Company's engineering staff hold doctoral degrees. The Company also employs a number of consultants who are primarily used in engineering. Competition for technical personnel in this technology is intense. In May 1995, the Company entered into an employment agreement with Dr. Cioffi, its founder and Chief Technical Officer. The agreement provides for Dr. Cioffi to be employed by the Company until October 1998, while continuing his obligations as a full-time tenured faculty member at Stanford University. Stanford University limits the amount of time its faculty can spend on outside activities.

    All employees of the Company are based in the United States. None of its employees are subject to a collective bargaining agreement, and there have been no work stoppages due to labor difficulties. The Company believes that its employee relations are good.

ITEM 2.  PROPERTIES

    The Company's corporate headquarters and manufacturing facility is located in San Jose, California. In 1996, the Company moved its corporate, engineering and manufacturing operations to an approximately 48,700 square foot facility to consolidate its operations and accommodate its recent growth. The lease for this facility commenced on July 15, 1996 and expires on July 31, 2001.

    The Company's lease for its prior facility in North San Jose expires on July 23, 1999, and has been subleased for the remaining term of the lease. Related rent and operating cost obligations are covered in full by sublease income.

    The Company's wholly owned subsidiary, ICOT International Limited, now dormant, leases an approximately 6,400 square foot building located in Wokingham, England. ICOT International Limited ceased its operations in the United Kingdom in fiscal 1993 as part of the Company's restructuring of its connectivity business. The lease on the Wokingham facility expires on September 29, 2010. The Company has subleased this facility through December 1998, but income from this sublease is less than its rental obligations. The Company has recorded a liability of $454,000, net of anticipated future sublease income, to cover partial rental obligations related to this facility. The Company believes that its current facilities are adequate to conduct operations, and that its facilities are adequate for the future growth of the Company.

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

    Following public announcement of the execution of the Agreement and Plan of Merger ("Merger Agreement") with Westell Technologies, Inc. ("Westell"), the first of three substantially similar actions was filed in the Court of Chancery of the State of Delaware in and for New Castle County against the Company, Westell and the directors of the Company. Styled CHOPP V. GIBBONS, ET. AL., C.A. No. 15971-NC, KINNEY V. GIBBONS, ET. AL., C.A. No. 15977-NC; and MENDEL V. GIBBONS, C.A. No. 15973-NC, the actions, pleaded as putative class actions on behalf of a purported class of Company stockholders, allege, among other things, that the directors of the Company breached their fiduciary duties in connection with approving the Merger Agreement. The actions seek, among other things, to enjoin the transactions contemplated by the Merger Agreement and damages. The Company believes these actions are without merit and intends to defend these actions vigorously.

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

FISCAL 1996                                                                     LOW       HIGH
---------------------------------------------------------------------------  ---------  ---------
First Quarter..............................................................  $    2.50  $    6.56
Second Quarter.............................................................       3.19       9.50
Third Quarter..............................................................       5.25      19.75
Fourth Quarter.............................................................       9.38      36.50


FISCAL 1997                                                                     LOW       HIGH
---------------------------------------------------------------------------  ---------  ---------
First Quarter..............................................................  $   10.25  $   25.38
Second Quarter.............................................................      11.75      20.75
Third Quarter..............................................................       7.13      15.63
Fourth Quarter.............................................................      10.25      15.50

    On August 2, 1997, the Company had approximately 1,577 stockholders of record. The Company has not paid cash dividends on its common stocks and its present intention is not to do so.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected historical financial data has been derived from the Company's audited consolidated financial statements. The historical financial data should be read in conjunction with the Company's consolidated financial statements and notes thereto.

                                                                                 YEARS ENDED
                                                           -------------------------------------------------------
                                                           JULY 31,   JULY 30,   JULY 29,    JULY 27,   AUGUST 2,
                                                             1993       1994       1995        1996        1997
                                                           ---------  ---------  ---------  ----------  ----------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
SELECTED INCOME STATEMENT DATA:
Net Sales................................................  $  12,307  $   8,236  $  12,040  $   12,085  $   13,200
Income (Loss) beforeIncome Taxes.........................  $  (5,963) $     530  $   1,933  $  (34,035) $  (12,243)
Provision for Income Taxes...............................     --             27         97          43      --
                                                           ---------  ---------  ---------  ----------  ----------
Net Income (Loss)........................................  $  (5,963) $     503  $   1,836  $  (34,078) $  (12,243)
Net Income (Loss) per Share..............................  $    (.46) $     .04  $     .16  $    (2.21) $     (.66)
SELECTED BALANCE SHEET DATA:
Current Assets...........................................  $  11,188  $   9,463  $   7,793  $    5,182  $    9,282
Current Liabilities......................................  $   2,598  $   2,171  $   1,591  $    2,467  $    5,517
Working Capital..........................................  $   8,590  $   7,292  $   6,202  $    2,715  $    3,765
Total Assets.............................................  $  12,936  $  11,391  $  12,111  $    6,241  $   15,083
Long-term Liabilities....................................  $   1,099  $     428  $     294  $    2,094  $    4,540
Stockholders' Equity.....................................  $   9,239  $   8,792  $  10,226  $    1,680  $    5,026

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

OVERVIEW

    On November 28, 1995, ICOT Corporation, based in San Jose, California, and Amati Communications Corporation ("Old Amati"), a privately held Mountain View, California based company, completed a merger by which Old Amati became a wholly-owned subsidiary of ICOT Corporation. Effective as of the merger, the name of the surviving company was changed to Amati Communications Corporation (the "Company") and its common stock began trading on the Nasdaq National Market under the symbol "AMTX" on November 29, 1995. In September 1996, the combined company moved to a new 48,700 square foot building in San Jose, California to accommodate its growth and consolidate engineering and manufacturing in a single facility.

    On September 30, 1997, the Company and Westell Technologies, Inc. entered into an Agreement and Plan of Merger whereby Amati will become a wholly owned subsidiary of Westell Technologies, Inc. Westell Technologies, Inc., headquartered in Aurora, Illinois, is a holding company for Westell, Inc., a leading world-wide manufacturer of xDSL systems, Conference Plus, Inc., a multi-point telecommunications service bureau specializing in conferencing, and Westell World Wide Services, Inc., a service provider of engineering, installation and network management. Pursuant to the Agreement and Plan of Merger, and subject to certain conditions, including the approval of the transaction by the respective stockholders of both companies, holders of outstanding Amati Common Stock will receive in the merger 0.9 shares of Westell Class A Common Stock for each share of Amati Common Stock.

HIGHLIGHTS OF THE FISCAL YEAR

    - Announced a joint development agreement with NEC Corporation to provide DMT/VDSL technology in the design and production of a digital chip set for high-speed over fiber networks.

    - Participated in the France Telecom trial to deliver the first broadcast video service and internet mid-band services with the new Overture 8 ADSL/DMT Modem Design.

    - Announced an alliance with Texas Instruments ("TI") to jointly develop and market DMT technology for ADSL modems based on TI's TMS 320 Digital Signal Processors ("DSP").

    - Introduced the Allegro, the first in the line of products developed by the Company and the world's first ADSL Access Concentrator designed to enable the installation of multiple modems and control via a single mechanical configuration, saving space, consolidating power and providing easy maintenance.

    - Announced a program to integrate Sourcecom's BANC 6000 with the Company's Allegro to provide an integrated DSLAM and networking platform for high speed access networks using standard DMT-based ADSL technology.

    - Licensed Euristix RACEMAN EMSY Element Management System technology to provide visibility, status monitoring, basic alarm management, and basic performance for the Allegro--all in a Windows based graphical user interface (GUI).

    - Announced a strategic development partnership with Siemens AG, a leader in Asynchronous Transfer Mode (ATM) technology aimed at high speed connection of ATM to ADSL transmission lines.

    - Provided modems at GTE--Microsoft, high speed Internet access and NEC America-MCI broadcast video trials utilizing DMT/ADSL technology.

    - Supplied ADSL equipment to BC TEL, Canada's second largest telecommunication company, the Company's first commercial service using DMT products.

RESULTS OF OPERATIONS

FISCAL YEAR 1997 VS. FISCAL YEAR 1996

    Total net sales in fiscal 1997 increased 9% to $13,200,000 from sales of $12,085,000 in the previous fiscal year. Revenues recognized during the current fiscal quarter include revenues recorded under the Company's previously announced joint development agreement with NEC Japan. Sales to IBM accounted for 51% of the Company's revenue in fiscal 1997 compared with 69% in fiscal 1996. In February 1997, the Company signed an extended contract with IBM for the development and manufacture of its next generation internetworking products. The Company expects that IBM will continue to account for a substantial portion of the Company's revenues until development and commercialization of its ADSL and VDSL products are completed.

    In the third quarter of fiscal 1996, the Company first delivered the Overture 8, which is characterized by a high bandwidth as defined by the ANSI standards. The Company's ADSL products continue to participate successfully in labs and field trials in both international and domestic markets. The international trials include services being offered by Post Telephone and Telegraph ("PTT")'s in Europe and Asia-Pacific, with companies such as Philips, Italtel, Tadiran and Samsung. Other trials include broadcast video installed in Australia and data/video applications in France. In the US, the Company has provided equipment in GTE's Internet access and remote office connectivity trials in Washington and Texas. Sales of the Overture series were $1,892,000 and $1,818,000 in fiscal 1997 and 1996, respectively. In addition, contract revenues of $3,710,000 in fiscal 1997 and $148,000 in fiscal 1996 were also realized from customization of products.

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

    Before the end of fiscal 1997, the Company was selected to provide equipment to BC Tel, Canada's second largest telecommunications company, for its first commercial, standards-based ADSL services. These ADSL/DMT products will be used in the central switching office and by customers and will enable BC Tel to initially offer services such as high-speed Internet access and high-speed corporate LAN access to its customers. In the Company's VDSL technology, development efforts in conjunction with NEC Japan are ongoing.

    PC to Mainframe Connectivity sales of $864,000 in fiscal 1997 represent a decline of 53% when compared with the prior fiscal year due to a general decline in the Company's connectivity market share. The PC to Mainframe Connectivity market is highly competitive and is characterized by rapid advances in technology which frequently result in the introduction of new products with improved performance characteristics, thereby subjecting the Company's products to risk of technological obsolescence. The Company competes directly or indirectly with a broad range of companies, many of whom have significantly greater resources. In addition, the Company is competing for a limited segment of a declining market.

    Gross margin as a percent of sales was 28% for fiscal 1997 compared with 39% for fiscal 1996. The decrease in margin was primarily attributable to product mix. Amortization of capitalized software costs charged to cost of sales was $246,000 in fiscal 1997 and 1996.

    Net research and development expenses increased 117% to $8,335,000 in fiscal 1997 when compared to fiscal 1996 largely because of the addition of engineers and other new employees and the introduction of the Company's new family of Overture 8 ADSL/DMT modems, access system shelf products and access concentrators. Maintaining the Company's technology position is largely dependent on the Company's ability to develop new products that meet a wide range of customer needs. Research and development efforts for the DMT technology are grouped into three areas: VLSI, ADSL and VDSL development. All research and development expenses related to the DMT technology are charged to operations as incurred. Total engineering expenses are net of funded development costs from IBM. Funded development costs were $494,000 and $589,000 for fiscal 1997 and 1996, respectively. The Company considers research and development a key element in its ability to compete and will continue to make investments in product development to provide high-speed solutions for the future.

    Marketing and sales expenses increased by $1,915,000 or 201% in fiscal 1997 when compared with the prior fiscal year. This is primarily due to an increase in staffing and overseas travel in conjunction with the Overture series representation in field trials internationally and participation in domestic trade shows and product promotion. Sales, marketing and customer support operations of the Company's ADSL products, which cover both domestic and international markets, is handled by fourteen individuals. The Company's strategy is to sell to telephone companies worldwide through large telecommunication suppliers who will integrate the Company's products into larger systems for their customers. This type of OEM selling does not require a large sales force.

    General and administrative expenses increased by $1,960,000 or 78% in fiscal 1997 when compared with the prior fiscal year. This is primarily due to occupancy costs related to the move to a larger facility, patent and legal expenses, and additional corporate staffing.

    Interest income decreased to $116,000 in fiscal 1997 compared to $168,000 in fiscal 1996 due to lower cash balances for investment purposes.

    There were no provisions for income taxes for fiscal 1997 compared to $43,000 for fiscal 1996. Tax provisions for fiscal 1996 were required for Federal alternative minimum tax and California state taxes due to limitations on the use of California's loss carryforwards. The Company has provided a valuation allowance against the deferred tax asset attributable to the net operating losses due to uncertainties regarding the realization of these assets.

FISCAL YEAR 1996 VS. FISCAL YEAR 1995

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

    In November 1995, the Company began shipping its Overture series of transceivers. The Overture 4 is a prototype that does not have a low enough cost or power consumption for mass deployment and its components are entirely discrete (off the shelf). This product is to be phased out in favor of the next series of transceiver, called Overture 8. In the third quarter of fiscal 1996, the Company delivered the Overture 8, which is characterized by a high bandwidth as defined by the ANSI standards. This product is currently installed in its first field trial of broadcast video in Australia. Sales in fiscal 1996 of Overture 4 and Overture 8 series field trials were $999,000 and $819,000, respectively. In addition, contract revenues of $148,000 from customization of products were also realized in fiscal 1996.

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

    Net research and development expenses increased 141% to $3,837,000 in fiscal 1996 when compared to the same period of fiscal 1995 largely because of the addition of fifteen Old Amati engineers and the hiring of 20 new employees. Higher costs in fiscal 1996 are primarily due to the introduction of the Company's new family of Overture 8 ADSL/DMT modems and Overture 8 Access System shelf products. From the technology acquired in the merger, the Company believes it has a technological leadership position in DMT modulation. Maintaining this position is largely dependent on the Company's ability to develop new products that meet a wide range of customer needs. Research and development efforts for the DMT technology are grouped into three areas: the microelectronics group which is primarily focused on ADSL and VDSL markets; the software group, which is primarily focused on the development of firmware for the Overture series; and the hardware group, which is primarily focused on analog and digital design activities. All research and development expenses related to this technology are charged to operations as incurred. Expenses are net of funded development costs from IBM. Funded development costs for fiscal 1996 were $589,000 compared to $637,000 in fiscal 1995. The Company considers research and development a key element in its ability to compete and will continue to make investments in product development and support for IBM.

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

    The provision for income taxes in fiscal 1996 was $43,000 compared to $97,000 in fiscal 1995. Tax provisions were required for Federal alternative minimum tax and California state taxes due to limitations on the use of California's loss carryforwards. The Company has provided a valuation allowance against the deferred tax asset attributable to the net operating losses due to uncertainties regarding the realization of these assets.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had cash and short term investments of $1,500,000 as of August 2, 1997 compared to $886,000 as of July 27, 1996. During the fiscal period, cash used for operating activities of $9,927,000 related primarily to the net loss incurred during the period. Cash used for investing activities of $3,178,000 was primarily for leasehold improvements associated with the move to a larger facility to consolidate the Company's operations, and the purchase of short-term investments as offset by the proceeds from sale of held-to-maturity investments. Cash provided by financing activities of $13,010,000 resulted primarily from the completion of an equity financing transaction with an investor group, discussed below, and proceeds from the exercise of stock options and warrants.

    In October 1996, the Company entered into an Investment Agreement (the "Investment Agreement") with Quantum Industrial Partners LDC, S-C Phoenix Holdings, L.L.C., Winston Partners, L.P., Winston Partners II LDC and Winston Partners II L.L.C. (collectively, the "Investors") which provided to the Company up to $15 million in equity financing in exchange for the issuance of Company Common Stock and warrants (the "Warrants") to purchase up to 600,000 shares of Company Common Stock. The Warrants were issued on October 3, 1996 and are exercisable at any time between December 17, 1996 and December 17, 2001. Warrants to purchase up to 300,000 shares of Common Stock are exercisable at $17.45 per share; Warrants to purchase the other 300,000 shares are exercisable at $25 per share.

    As of August 2, 1997, the Company has received $12,500,000 pursuant to this Investment Agreement and recorded a Stock Subscription Receivable of $2,500,000. On August 7, 1997, the Company received the final $2,500,000 in equity financing. In exchange for the $15,000,000 investment in the Company, the Investors received an aggregate of 1,242,915 shares of the Company's Common Stock.

    On September 30, 1997, the Company and Westell Technologies, Inc. entered into an Agreement and Plan of Merger whereby Amati will become a wholly owned subsidiary of Westell Technologies, Inc.Westell Technologies, Inc., headquartered in Aurora, Illinois, is a holding company for Westell, Inc., a leading world-wide manufacturer of XDSL systems, Conference Plus, Inc., a multi-point telecommunications service bureau specializing in conferencing, and Westell World Wide Services, Inc., a service provider of engineering, installation and network management. Pursuant to the Agreement and Plan of Merger, and subject to certain conditions, including the approval of the transaction by the respective stockholders of both companies, holders of outstanding Amati Common Stock will receive in the merger 0.9 shares of Westell Class A Common Stock for each share of Amati Common Stock.

    Pursuant to the Agreement and Plan of Merger with Westell Technologies, Inc. dated September 30, 1997 and under the provisions of a Loan and Security Agreement (the "Westell Loan"), Westell Technologies, Inc. can extend financing to the Company of up to $5,000,000 secured by a promissory note due on or before September 30, 1999 with interest payable at the following rates: prime plus 2% for the first $1 million and prime plus 2 1/2% for all borrowings in excess of $1 million. As of October 24, 1997, $2,000,000 was outstanding under the Westell Loan.

    The Company has a revolving line of credit agreement with a bank which expires on April 25, 1998. The agreement provides for borrowings up to $2,000,000 at the bank's prime rate plus .75% (9.25% at August 2, 1997). The line of credit is collateralized by the accounts receivable of the Company. As of August 2, 1997, borrowings under this agreement were $428,000. Borrowings under this agreement are subject to certain debt covenants. At August 2, 1997, the Company was out of compliance with certain of these covenants relating to quick ratios and debt to net worth ratios. Acknowledging however, that with the $2,500,000 of cash received on August 7, 1997 from stock subscriptions receivable shown on the balance sheet as of fiscal 1997 year-end the Company will be in compliance, the bank waived all financial covenants in default. In addition, the Company has a capital lease line of $1,700,000 which was fully utilized as of August 2, 1997.

    The Company's ability to meet its future capital requirements will depend on many factors, including sales levels, progress in research and development programs, the establishment of collaborative agreements, and costs of manufacturing facilities and commercialization activities. While the Company anticipates that the funding available under the line of credit, capital lease line and a loan agreement entered into with Westell Technologies, Inc. will be sufficient to meet its capital requirements through the fiscal year, the Company may require funding in addition to that available under these agreements, and may seek additional funding through collaborative agreements or through public or private sale of securities prior to the commercialization of its ADSL products

RISK FACTORS

    Other than for statements of historical fact, the information about the Company included or incorporated by reference herein are forward looking statements that involve risks and uncertainties, including the risks detailed below.

    HISTORY OF LOSSES. The Company had net losses of approximately $12,243,000 for the fiscal year ended August 2, 1997 and approximately $34,078,000 (including a charge related to the merger with old Amati of approximately $31,554,000) for the fiscal year ended July 27, 1996. The Company is not expected to operate profitably in the foreseeable future as the Company continues research, development, production and marketing activities. There can be no assurance that the Company will ever attain profitability. Any long-term viability, profitability and growth from the Company's technology will depend upon successful commercialization of products resulting from its research and product development activities. Extensive research and development will be required prior to commercialization of certain products. There can be no assurance that the Company will be able to develop commercially viable products from its technology, generate significant revenues and/or achieve profitability.

    NEED FOR ADDITIONAL CAPITAL. During 1996, the Company secured a line of credit for $1,250,000, which was subsequently increased to $2,000,000 and a capital lease line of $1,500,000, which was subsequently increased to $1,700,000, and entered into the Investment Agreement with the Investors which provided the Company with $15 million in equity financing. As of August 7, 1997, proceeds of $15,000,000 have been received pursuant to this financing agreement. The Company has also entered into the Westell Loan under which $2,000,000 was outstanding as of October 24, 1997. The Company's future capital requirements will depend on many factors, including sales levels, progress in research and development programs, the establishment of collaborative agreements, and costs of manufacturing facilities and commercialization activities. The Company may require funding in addition to that available under its line of credit, capital lease line, the Investment Agreement and the Westell Loan. There can be no assurance that such additional funding will be available on acceptable terms, if at all. If additional funds are required and not available, the Company could be required to curtail significantly or defer, temporarily or permanently, one or more of its research and development programs or to obtain funds through arrangements that may require the Company to relinquish certain technology or product rights.

    MARKET FOR ADSL PRODUCTS STILL UNDER DEVELOPMENT; PRINCIPAL VIDEO ADSL MARKET OUTSIDE OF THE UNITED STATES. ADSL was developed to transmit digital video over copper wire and also has application in providing access to the Internet over copper wire. Although the current infrastructure in the local distribution networks of telephone companies is based on copper wire, there can be no assurance that telephone companies will pursue the deployment of ADSL systems or, if deployment occurs, as to the volume and timing of such deployment. Significant deployment may be prevented or delayed by a number of factors, including cost, regulatory barriers, lack of programming content, lack of consumer demand and the availability of alternative technologies. Access systems with high performance broadband capability, such as the ADSL system, may be attractive to telephone companies only to the extent that the telephone companies plan to offer broadcast video, video-on-demand or Internet access services which utilize the full features of a high performance local distribution network. Substantial amounts of time, effort and money will be required to develop such high performance services. There can be no assurance that sufficient programming content for video services will be developed to justify deploying digital video transmission systems, or that programming content will be both attractive to consumers and offered at prices that will create a mass market. If such high performances services are offered, and there is demand for them, there can be no assurance that telephone companies will select ADSL over competing technologies, such as fiber-to-the-curb, hybrid fiber-coaxial ("HFC"), and wireless communications. Fiber-to-the curb, HFC and wireless systems have greater bandwidth than the ADSL products being developed by the Company. Although Internet access services may provide a market for ADSL in the United States, because foreign telephone companies currently face less competition from cable companies than telephone companies face in the United States, the Company believes that its principal markets for ADSL video applications will be outside the United States.

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

    DEPENDENCE ON COMPLEMENTARY PRODUCTS. Widespread use of ADSL and VDSL products will depend on the commercial availability of other products and components, including the content, digital switches, servers, encode/decode equipment, and set-top boxes in subscribers' homes. There can be no assurance that other suppliers will develop and market these complementary components effectively or that these components, when combined with the Company's ADSL and VDSL products, will be a cost-effective means of transmitting data dialtone or video dialtone services.

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

    CUSTOMER CONCENTRATION; RELIANCE ON SALES TO IBM. Sales to IBM for PC to Mainframe connectivity and related products accounted for approximately 83%, 69% and 51% of the Company's net sales in fiscal 1995, 1996 and 1997, respectively. Since IBM considers product sales and market data confidential, the Company has very little ability to anticipate future demands and IBM is not obligated to purchase any specified amount of products. For its PC-Connectivity products, the Company is highly dependent on sales to IBM and expects that quarterly and annual results could be volatile due to its dependence on this dominant customer. In addition, there can be no assurance that IBM will continue to distribute and support the Company's products. The Company's principal contract with IBM which originally expired in December 1996, has been extended. Further, IBM may terminate its agreements with the Company upon 30 days' notice without a significant penalty.

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

    POSSIBLE VOLATILITY OF STOCK PRICE; SHARES ELIGIBLE FOR FUTURE SALE. The market price of the Company's Common Stock has been and may continue to be highly volatile. Future events, many of which will be beyond the control of the Company, as well as announcements related to technology and product development and collaborative arrangements and expected quarterly fluctuations in revenues and financial results, may have a significant impact on the market price of the Company's Common Stock. Future sales of Shares by the Selling Stockholders or sales of the Company's Common Stock by other current stockholders and by option holders and warrant holders who exercise Company stock options or warrants could have a depressive effect on the market price of the Company's Common Stock.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Amati Communications Corporation:

    We have audited the accompanying consolidated balance sheets of Amati Communications Corporation (a Delaware corporation) and subsidiaries as of August 2, 1997 and July 27, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years ended August 2, 1997, July 27, 1996, and July 29, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, on all material respects, the financial position of Amati Communications Corporation and subsidiaries as of August 2, 1997 and July 27, 1996, and the results of their operations and their cash flows for each of the three years ended August 2, 1997, July 27, 1996, and July 29, 1995 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

San Jose, California
September 30, 1997

                        AMATI COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                              JULY 27,     AUGUST 2,
                                                                1996          1997
                                                            ------------  ------------
                                                              (DOLLARS IN THOUSANDS)
                                        ASSETS
Current assets:
  Cash and cash equivalents...............................  $        886  $       791
  Short-term investments..................................       --               709
  Accounts receivable, less allowance of $30 in 1996 and
    1997..................................................         1,524        1,369
  Stock subscriptions receivable..........................       --             2,500
  Inventories:
    Finished goods........................................             1          448
    Work in process.......................................           890        1,783
    Purchased parts.......................................           725          824
                                                            ------------  ------------
                                                                   1,616        3,055
                                                            ------------  ------------
  Other current assets....................................         1,156          858
                                                            ------------  ------------
    Total current assets..................................         5,182        9,282
                                                            ------------  ------------
Equipment and leasehold improvements, at cost:
    Machinery and equipment...............................         3,436        7,366
    Furniture and fixtures................................           187          161
    Leasehold improvements................................           532        1,862
                                                            ------------  ------------
                                                                   4,155        9,389
Less: Accumulated depreciation and amortization...........        (3,096)      (3,588 )
                                                            ------------  ------------
  Equipment and leasehold improvements, net...............         1,059        5,801
                                                            ------------  ------------
    TOTAL ASSETS..........................................  $      6,241  $    15,083
                                                            ------------  ------------
                                                            ------------  ------------
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of capitalized lease obligations.....  $    --       $       728
  Trade accounts payable..................................           486        2,499
  Accrued expenses........................................         1,429        1,714
  Deferred revenue........................................           157          148
  Notes payable--bank.....................................       --               428
  Notes payable--other....................................           395      --
                                                            ------------  ------------
    Total current liabilities.............................         2,467        5,517
                                                            ------------  ------------
Long-term liabilities:
  Long term portion of deferred revenue...................         1,800        2,000
  Capitalized lease obligations, less current
    maturities............................................       --             2,086
  Obligations under lease commitments.....................           294          454
                                                            ------------  ------------
    Total long-term liabilities...........................         2,094        4,540
                                                            ------------  ------------
Commitments (Note 9)
Stockholders' equity:
  Preferred stock--par value $100 per share
    Authorized--5,000 shares
    Outstanding--none.....................................       --           --
  Common stock--par value $.20 per share
    Authorized--45,000,000 shares
    Outstanding--17,692,802 shares in 1996 and 19,692,895
     shares in 1997.......................................         3,539        3,939
  Additional paid-in capital..............................        57,631       72,820
  Accumulated deficit.....................................       (59,490)     (71,733 )
                                                            ------------  ------------
    Total Stockholders' equity............................         1,680        5,026
                                                            ------------  ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............  $      6,241  $    15,083
                                                            ------------  ------------
                                                            ------------  ------------

   The accompanying notes are an integral part of these consolidated balance sheets.

                        AMATI COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        FOR THE YEARS ENDED
                                                                                 ---------------------------------
                                                                                 JULY 29,    JULY 27,   AUGUST 2,
                                                                                   1995        1996        1997
                                                                                 ---------  ----------  ----------
                                                                                          (IN THOUSANDS,
                                                                                     EXCEPT PER SHARE AMOUNTS)
Net sales......................................................................  $  12,040  $   12,085  $   13,200
Cost of sales..................................................................      6,716       7,404       9,554
                                                                                 ---------  ----------  ----------
  Gross margin.................................................................      5,324       4,681       3,646
                                                                                 ---------  ----------  ----------
Operating expenses:
  Research and development.....................................................      1,595       3,837       8,335
  Marketing and sales..........................................................        861         953       2,868
  General and administrative...................................................      1,229       2,519       4,479
  Write off of acquired in-process research and development....................     --          31,554      --
                                                                                 ---------  ----------  ----------
    Total operating expenses...................................................      3,685      38,863      15,682
                                                                                 ---------  ----------  ----------
  Income (loss) from operations................................................      1,639     (34,182)    (12,036)
                                                                                 ---------  ----------  ----------
Other income (expense):
  Interest income..............................................................        301         168         116
  Interest expense.............................................................         (7)        (21)       (323)
                                                                                 ---------  ----------  ----------
    Total other income (expense)...............................................        294         147        (207)
                                                                                 ---------  ----------  ----------
Income (loss) before provision for income taxes................................      1,933     (34,035)    (12,243)
  Provision for income taxes...................................................         97          43      --
                                                                                 ---------  ----------  ----------
NET INCOME (LOSS)..............................................................  $   1,836  $  (34,078) $  (12,243)
                                                                                 ---------  ----------  ----------
                                                                                 ---------  ----------  ----------
NET INCOME (LOSS) PER SHARE....................................................  $     .16  $    (2.21) $     (.66)
                                                                                 ---------  ----------  ----------
                                                                                 ---------  ----------  ----------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND COMMON SHARE EQUIVALENTS..........     11,491      15,448      18,641
                                                                                 ---------  ----------  ----------
                                                                                 ---------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                        AMATI COMMUNICATIONS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                      FOR THE YEARS ENDED AUGUST 2, 1997
                                                           ---------------------------------------------------------
                                                               COMMON STOCK
                                                           --------------------   PAID-IN   ACCUMULATED
                                                            SHARES     AMOUNT     CAPITAL     DEFICIT       TOTAL
                                                           ---------  ---------  ---------  ------------  ----------
                                                                                (IN THOUSANDS)
Balance, July 30, 1994...................................     11,956  $   2,391  $  33,649   $  (27,248)  $    8,792
  Exercise of employee stock options.....................        150         30        132       --              162
  Stock repurchase.......................................       (537)      (107)      (457)      --             (564)
  Net income.............................................     --         --         --            1,836        1,836
                                                           ---------  ---------  ---------  ------------  ----------
Balance, July 29, 1995...................................     11,569  $   2,314  $  33,324   $  (25,412)  $   10,226
  Exercise of employee stock options.....................      1,238        248      1,327       --            1,575
  Exercise of warrants from merger.......................        231         46        (46)      --           --
  Issuance of shares from merger.........................      4,655        931     23,026       --           23,957
  Net loss...............................................     --         --         --          (34,078)     (34,078)
                                                           ---------  ---------  ---------  ------------  ----------
Balance, July 27, 1996...................................     17,693  $   3,539  $  57,631  $   (59,490 ) $    1,680
  Exercise of employee stock options.....................        596        119        725      --               844
  Exercise of warrants from merger.......................        161         32         (7)     --                25
  Equity financing, net of offering costs of $280........      1,243        249     14,471      --            14,720
  Net loss...............................................     --         --         --          (12,243 )    (12,243)
                                                           ---------  ---------  ---------  ------------  ----------
                                                           ---------  ---------  ---------  ------------  ----------
BALANCE, AUGUST 2, 1997..................................     19,693  $   3,939  $  72,820  $   (71,733 ) $    5,026
                                                           ---------  ---------  ---------  ------------  ----------
                                                           ---------  ---------  ---------  ------------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                        AMATI COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         FOR THE YEARS ENDED
                                                                                  ---------------------------------
                                                                                  JULY 29,    JULY 27,   AUGUST 2,
                                                                                    1995        1996        1997
                                                                                  ---------  ----------  ----------
                                                                                           (IN THOUSANDS)
Cash Flows from Operating Activities:
Net income (loss)...............................................................  $   1,836  $  (34,078) $  (12,243)
  Adjustments to reconcile net income (loss) to net cash provided by (used for)
    operating activities:
    Depreciation and amortization...............................................        678         846       1,422
    Provision for bad debts.....................................................     --              20      --
    Loss on retirement of capital equipment.....................................         41         153          63
    Write off of in-process research and development............................     --          31,554      --
  Changes in assets and liabilities:
    Decrease (increase) in accounts receivable..................................       (528)      1,340         155
    Increase in inventories.....................................................        (33)       (189)     (1,439)
    Decrease (increase) in other assets.........................................       (316)       (194)         62
    Increase (decrease) in accounts payable & accrued expenses..................       (315)       (599)      2,288
    Decrease in other liabilities...............................................       (124)     --            (235)
                                                                                  ---------  ----------  ----------
      Total adjustments.........................................................       (597)     32,931       2,316
                                                                                  ---------  ----------  ----------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES............................      1,239      (1,147)     (9,927)
                                                                                  ---------  ----------  ----------
Cash Flows from Investing Activities:
  Advances to Old Amati and acquisition costs...................................     (3,240)     (2,266)     --
  Capital expenditures..........................................................        (61)       (757)     (2,469)
  Purchase of short-term investments............................................     (5,862)     --          (3,893)
  Proceeds from sale of investments.............................................      8,829       2,425       3,184
                                                                                  ---------  ----------  ----------
NET CASH USED FOR INVESTING ACTIVITIES..........................................       (334)       (598)     (3,178)
                                                                                  ---------  ----------  ----------
Cash Flows from Financing Activities:
  Equity financing, net of offering costs of $280...............................     --          --          12,220
  Proceeds from the exercise of stock options...................................        162       1,575         844
  Proceeds from the exercise of treasury warrants...............................     --          --              25
  Borrowings--bank line of credit...............................................     --          --             428
  Payments on capital lease obligation..........................................        (82)        (10)       (507)
  Stock repurchase..............................................................       (564)     --          --
                                                                                  ---------  ----------  ----------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES............................       (484)      1,565      13,010
                                                                                  ---------  ----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............................        421        (180)        (95)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................................        645       1,066         886
                                                                                  ---------  ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................  $   1,066  $      886  $      791
                                                                                  ---------  ----------  ----------
                                                                                  ---------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                        AMATI COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 AUGUST 2, 1997

NOTE 1  OPERATIONS, LIQUIDITY AND PROPOSED MERGER OF THE COMPANY

OPERATIONS

    Amati Communications Corporation ("Amati" or the "Company") is a leading developer of advanced transmission equipment utilizing Discrete Multi-tone ("DMT") technology for the Asymmetrical Digital Subscriber Line ("ADSL"), Very high-speed Digital Subscriber Line ("VDSL") and cable modem markets. The Company is the holder of the ADSL/DMT patents and has licensed the technology to companies such as Motorola, NEC, Nortel and Analog Devices, Inc. The Company is also a provider of network connectivity systems for the internetworking and OEM marketplaces, which include local area network gateways, client-based workstation software and network data communications interfaces. The Company is subject to a number of risks, including dependence on key employees for technology development and support, dependence on a few significant customers, potential competition from larger more established companies, and its ability to obtain adequate financing to support its growth.

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

LIQUIDITY

    In October 1996, the Company entered into an Investment Agreement (the "Investment Agreement") with Quantum Industrial Partners LDC, S-C Phoenix Holdings, L.L.C., Winston Partners, L.P., Winston Partners II LDC and Winston Partners II L.L.C. (collectively, the "Investors") which provided to the Company $15 million in equity financing in exchange for the issuance of Company's Common Stock and warrants (the "Warrants") to purchase up to 600,000 shares of Company's Common Stock. The Warrants were issued on October 3, 1996 and are exercisable at any time between December 17, 1996 and December 17, 2001. Warrants to purchase up to 300,000 shares are exercisable at $17.45 per share; Warrants to purchase the other 300,000 shares are exercisable at $25 per share.

    As of August 2, 1997, the Company has received $12,500,000 pursuant to this Investment Agreement and recorded a Stock Subscription Receivable of $2,500,000. In exchange for the $15,000,000 investment in the Company, the Investors received an aggregate of 1,242,915 shares of the Company's Common Stock. The Warrants and Common Stock issued in connection with the Investment Agreement were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemption under Section 4(2) of the Securities Act. The resale of the shares of Common Stock issued to the Investors, and the 600,000 shares of Common Stock issuable on exercise of the Warrants, has been registered by the Company on behalf of the Investors. On August 7, 1997, the Company received the final $2,500,000 take down in equity financing.

    The Company's ability to meet its future capital requirements will depend on many factors, including sales levels, progress in research and development programs, the establishment of collaborative agreements, and costs of manufacturing facilities and commercialization activities. While the Company anticipates that the funding available under the line of credit, capital lease line and a loan agreement entered into with Westell Technologies, Inc. (further discussed) will be sufficient to meet its capital requirements through the fiscal year, the Company may require funding in addition to that available under these

                        AMATI COMMUNICATIONS CORPORATION

                                 AUGUST 2, 1997

NOTE 1 OPERATIONS, LIQUIDITY AND PROPOSED MERGER OF THE COMPANY (CONTINUED) agreements, and may seek additional funding through collaborative agreements or through public or private sale of securities prior to the commercialization of its ADSL products.

PROPOSED MERGER

    On September 30, 1997, the Company and Westell Technologies, Inc. entered into an Agreement and Plan of Merger whereby Amati will become a wholly owned subsidiary of Westell Technologies, Inc., Westell Technologies, Inc., headquartered in Aurora, Illinois, is a holding company for Westell, Inc., a world-wide manufacturer of XDSL systems, Conference Plus, Inc., a multi-point telecommunications service bureau specializing in conferencing, and Westell World Wide Services, Inc., a service provider of engineering, installation and network management. Pursuant to the Agreement and Plan of Merger, and subject to the approval of the transaction by the respective stockholders of both companies, holders of outstanding Amati Common Stock will receive in exchange for each share of Amati Common Stock, 0.9 shares of Westell Class A Common Stock.

    Pursuant to the Agreement and Plan of Merger with Westell Technologies, Inc. dated September 30, 1997 and under the provisions of a Loan and Security Agreement, Westell Technologies, Inc. can extend financing to the Company of up to $5,000,000 secured by a promissory note due on or before September 30, 1999 with interest payable at the following rates: prime plus 2% for the first $1 million and prime plus 2 1/2% for all borrowings in excess of $1 million.

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

SOFTWARE DEVELOPMENT COSTS

    The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86 ("SFAS 86"). The capitalization of these costs begins when technological feasibility of the related product has been achieved, which has been defined as the point in time that the Company has developed a beta version of the software product. Capitalization ends when the product is

                        AMATI COMMUNICATIONS CORPORATION

                                 AUGUST 2, 1997

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) available for general release to customers. Amortization is computed on an individual product basis and is the greater of (a) the ratio of current gross revenues for a product to the total current and anticipated future gross revenues for that product or (b) the straight-line method over the estimated economic life of the product. Currently the Company is using an estimated economic life of three years for all capitalized software costs.

    In fiscal 1995, 1996 and 1997, there was no capitalization of software development costs as the criteria for capitalization had not been met. Amortization of capitalized software development costs charged to cost of sales was $310,000 in fiscal 1995 and $246,000 in fiscal 1996 and 1997.

ACCRUED EXPENSES

    Accrued expenses include the following:

                                                                           JULY 27,    AUGUST 2,
                                                                             1996        1997
                                                                           ---------  -----------
Accrued employee compensation............................................  $     793   $   1,035
Other....................................................................        636         679
                                                                           ---------  -----------
                                                                           $   1,429   $   1,714
                                                                           ---------  -----------
                                                                           ---------  -----------

REVENUE RECOGNITION

    The Company generally recognizes revenue from product sales upon shipment to the customer. Revenues from software and engineering development services are recognized as the Company performs the services in accordance with contract terms. Revenues from maintenance and extended warranty agreements are recognized ratably over the term of the agreement. The Company also licenses products to OEMs and recognizes royalties as specified in the license agreement when shipment of the licensed product by the OEM is reported to the Company. Service maintenance, warranty and support revenues accounted for less than 1% of the Company's total revenues.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    For purposes of the Statements of Cash Flows, cash and cash equivalents are defined as cash in banks and highly liquid investments with original maturity dates of three months or less.

    Capital lease obligations of $3,307,000 were incurred in fiscal 1997 when the Company entered into equipment and furniture capital leases. Cash paid for interest was $7,000, $56,000 and $317,000 for the fiscal years 1995, 1996 and 1997, respectively. Cash paid for income taxes were $20,000, $73,000 and $46,000 for fiscal years 1995, 1996 and 1997, respectively.

SHORT TERM INVESTMENTS

    In accordance with SFAS No. 115, the Company has classified all of its marketable debt securities as held-to-maturity, and has accounted for these investments at amortized cost. Accordingly, no adjustment for unrealized holding gains or losses has been reflected in the Company's financial statements. At August 2, 1997, the Company's held-to-maturity securities of $709,000 consisted of certificates of deposits

                        AMATI COMMUNICATIONS CORPORATION

                                 AUGUST 2, 1997

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) with contractual maturities of less than twelve months and the carrying amount of these investments approximated market value. These funds, in the form of standby letters of credit, are restricted as a compensating balance for capital lease not under the lease line.

FUNDED DEVELOPMENT AGREEMENTS

    The Company has entered into certain funded development arrangements with IBM. These arrangement typically provide funding to the Company to develop on a best efforts basis certain products or product enhancements which IBM is interested in reselling to its customers. Under these arrangements, the Company retains the rights to manufacture the developed products and IBM purchases the manufactured products from the Company for distribution to IBM's customers. The arrangements typically include a minimum purchase commitment by IBM if the development is successful. Costs under these agreements are deferred until the related development revenues are recognized. Revenues under these agreements are generally recognized when certain contractual milestones are met. Total revenues recognized under these agreements were $276,000, $419,000 and $341,000 in fiscal 1995, 1996 and 1997, respectively.

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

LONG-LIVED ASSETS

    Effective July 28, 1996, the Company adopted Statement of financial Accounting Standards No. 121 ("SFAS No. 121"), ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The adoption of SFAS No. 121 did not have a material impact on the results of operations or the financial position of the Company.

STOCK COMPENSATION

    Effective July 28, 1996, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), ACCOUNTING FOR STOCK-BASED COMPENSATION. In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans. Note 6 of these Consolidated Financial Statements contains a summary of the pro forma effects on reported net income and earnings per share for fiscal 1997 and 1996 based on the fair value of the options granted at grant date as prescribed by SFAS No. 123.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), REPORTING COMPREHENSIVE INCOME, which becomes effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 is not expected to have a material impact on the results of operations or the financial position of the Company.

                        AMATI COMMUNICATIONS CORPORATION

                                 AUGUST 2, 1997

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which becomes effective for fiscal years beginning after December 15, 1997. The Company has yet to determine the impact, if any, of adoption of this new pronouncement.

RECLASSIFICATION

    Prior years' amounts in the Consolidated Financial Statements have been reclassified where necessary to conform to the fiscal 1997 presentation.

NOTE 3  CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

    Financial instruments which may potentially subject the Company to a concentration of credit risk principally consist of accounts receivable. The Company generally does not require collateral on accounts receivable as the majority of the Company's customers are large, well established companies.

    Sales of the Overture 4 and Overture 8 series of ADSL transceivers were $999,000 and $819,000, respectively, in fiscal 1996 and $12,000 and $1,880,000, respectively, in fiscal 1997. In the Company's VDSL technology, revenues recognized during the current fiscal year of $3,500,000 related primarily to contract revenues under a joint development agreement with NEC Japan.

    The Company also designs, manufactures and markets data communications equipment and provides technical support and maintenance services related thereto. Sales to IBM as a percent of net sales were 83%, 69% and 51% in fiscal 1995, 1996 and 1997, respectively. The Company has a concentration of accounts receivable with IBM of $600,000 as of August 2, 1997. In February 1997, the Company signed an extended contract with IBM for the development and manufacture of its next generation internetworking products. The Company expects that IBM will continue to account for a substantial portion of its revenues until development and commercialization of its ADSL products are completed.

    Export sales of connectivity products, primarily to Western Europe and Canada in fiscal 1995, 1996 and 1997, represented 1-2% of total net sales. Shipments of the Overture series of transceivers primarily to the countries of Germany, Netherlands, France, Finland and Canada accounted for 11% of total revenues in fiscal 1997.

NOTE 4  LICENSE AGREEMENTS

    The Company has certain license agreements (the "Original Agreements") with Stanford University and University Ventures II, a California limited investment partnership, whereby it was granted exclusive worldwide rights to core technology and was required to further develop commercial applications and licensed products in the field of use to maintain these agreements. In exchange for the Original Agreements, the Company agreed to issue 125,000 shares of Series A convertible preferred stock to each licensor and pay certain royalties on revenue generated from the licensed technology. Both Original Agreements contained anti-dilution provisions in the event the Company raised capital from the sale of stock. The term of the Original Agreements extends to the last expiration date of the licensed patents. The Company accounted for the license agreements as a transfer of non-monetary assets from its founders and recorded the license at the transferor's historical cost basis of zero. On May 1, 1994, the Original Agreement with Stanford University was revised to include a one-time fee of $250,000 and an annual

                        AMATI COMMUNICATIONS CORPORATION

                                 AUGUST 2, 1997

NOTE 4  LICENSE AGREEMENTS (CONTINUED)
license maintenance fee of $25,000. The revised Original Agreements provide for Stanford University to receive higher royalties on the Company's revenues. Stanford University may terminate the agreement if the Company fails to remedy any conditions causing default, breach or incorrect reporting under the terms and conditions of the license agreement within thirty days.

NOTE 5  NOTES PAYABLE

    The Company had notes payable in the amount of $395,000 at July 27, 1996. All outstanding notes of $395,000 plus interest of $103,000 were paid on January 31, 1997.

    The Company has a revolving line of credit agreement with a bank which expires on April 25, 1998. The agreement provides for borrowings up to $2,000,000 at the bank's prime rate plus .75% (9.25 % at August 2, 1997). The line of credit is collateralized by the accounts receivable of the Company. As of August 2, 1997, borrowings under this agreement were $428,000. Borrowings under this agreement are subject to certain debt covenants. At August 2, 1997, the Company was out of compliance with certain of these covenants relating to quick ratios and debt to net worth ratios. Acknowledging however, that with the $2,500,000 of cash received on August 7, 1997 from stock subscriptions receivable shown on the balance sheet as of fiscal 1997 year-end the Company will be in compliance, the bank waived all financial covenants in default. In addition, the Company has a capital lease line of $1,700,000 which was fully utilized as of August 2, 1997.

NOTE 6  STOCK OPTION PLANS

    The Company has four employees' and one non-employee Directors' stock option plans. The exercise price of options granted under any plan may not be less than 100% of the fair market value of the stock on the date of grant.

    An Incentive Stock Option Plan and a Supplemental Stock Option Plan were adopted by the Company in 1981. Total shares authorized for issuance pursuant to the Incentive Stock Option Plan and the Supplemental Stock Option Plan were 875,000 shares and 1,025,000 shares, respectively. As of August 2, 1997, options to purchase up to 30,000 shares have been granted pursuant to these plans and remain exercisable, and there are no options available for future grant under these plans. Employee stock options issued under this plan become exercisable at the rate of 25% after six months from the date of grant and 25% per year thereafter, unless determined otherwise by the Board of Directors at the time of grant. Both plans expired in October 1991. The options that have been granted under these plans expire ten years after grant.

    The Board of Directors adopted the 1990 Stock Option Plan on September 14, 1990, and it was approved by the Company's stockholders on December 14, 1990. The Company is authorized to issue options to purchase up to 900,000 shares of Company Common Stock pursuant to the 1990 Stock Option Plan. At a special meeting of the Company's stockholders held on November 10, 1995, the stockholders approved an amendment to the Company's 1990 Stock Option Plan to increase the number of shares available for issuance pursuant to this plan in conjunction with the Agreement of Merger dated August 3, 1995. The Company may now issue options to purchase an aggregate of up to 3,500,000 shares pursuant to the amended 1990 Stock Option Plan. As of August 2, 1997, options to purchase up to 2,946,686 shares have been granted pursuant to this plan, of which options to purchase up to 1,011,057 shares were

                        AMATI COMMUNICATIONS CORPORATION

                                 AUGUST 2, 1997

NOTE 6  STOCK OPTION PLANS (CONTINUED)
exercisable on such date and 3,664 shares were available for future grant under this plan. Employee stock options issued pursuant to this plan become exercisable at the rate of 25% one year from the date of the Merger and 25% per year thereafter. The maximum term of options granted under this plan is ten years.

    The Old Amati 1992 Stock Option Plan and all outstanding and unexercised options issued pursuant thereto were assumed by the Company upon consummation of the merger, as approved by the stockholders of the Company on November 20, 1995. The Company is authorized to grant options of 1,591,234 shares of Company Common Stock pursuant to this plan. As of August 2, 1997, options to purchase up to 743,051 shares of Company Common Stock have been granted, pursuant to this plan, including options to purchase up to 317,405 shares which were exercisable as of such date. There are no shares available for future grants under this plan. Employee stock options under this plan become exercisable at the rate of 25% one year from the date of grant and with respect to 1/48 of the number of shares subject to such option each month thereafter.

    On July 12, 1996, the Company adopted the 1996 Stock Option Plan, and authorized 1,000,000 shares of Company Common Stock. As of August 2, 1997, options to purchase up to 950,000 shares have been granted, of which options to purchase up to 314,125 shares were exercisable as of such date and 50,000 shares were available for future grants under this plan.

    The Company adopted a 1990 Non-Employee Directors' Stock Option Plan on September 14, 1990, which was approved by the Company's stockholders on December 14, 1990. The Company is authorized to issue options to purchase up to an aggregate of 395,000 shares of the Company's Common Stock pursuant to this plan. On the date the plan was adopted, each non-employee Director then in office was granted an option to purchase up to 25,000 shares of Common Stock of the Company. Each person who is elected for the first time to be a non-employee Director will automatically be granted an option to purchase 25,000 shares of the Company's Common Stock pursuant to this plan, which options will be immediately exercisable. On December 2, 1993, the plan was amended to reduce by 150,000 shares the number of shares available for issuance pursuant to the plan, leaving 245,000 shares available for grant under this plan. As of August 2, 1997, options to purchase up to 102,500 shares have been granted pursuant to this plan, of which options to purchase up to 80,000 shares were exercisable as of such date and 25,000 shares were available for future grants under this plan. On September 1 of each year commencing September 1, 1991, an option to purchase 10,000 shares of the Company's common stock are automatically granted to each non-employee Director then in office. Beginning with grants made to each continuing non-employee Director in office on September 1, 1996, each person shall receive an option to purchase up to 20,000 shares of the Company's Common Stock. Grants are automatically made annually under this plan. These options become exercisable at the rate of 25% after six months from the date of grant and 25% per year thereafter. These options expire ten years after grant.

    In accordance with the disclosure requirements of SFAS No. 123, if the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed, income and earnings per share would have been reduced to the pro forma amounts indicated in the table below. The pro forma effect on net income for fiscal 1996 and 1997 is not representative of the pro forma

                        AMATI COMMUNICATIONS CORPORATION

                                 AUGUST 2, 1997

NOTE 6  STOCK OPTION PLANS (CONTINUED)
effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

                                                                            1996       1997
                                                                          ---------  ---------
                                                                             (IN THOUSANDS,
                                                                            EXCEPT PER SHARE
                                                                                AMOUNTS)
Net loss--as reported...................................................  $  34,078  $  12,243
Net loss--pro forma.....................................................  $  37,116  $  18,336
Loss per share--as reported.............................................  $    2.21  $     .66
Loss per share--pro forma...............................................  $    2.40  $     .98

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield.......................................     0.0%
Expected stock volatility.....................................    112.28%
                                                                  5.62 -
Risk-free interest rate.......................................     6.52%
Expected life of options from grant date......................    4 years

    The weighted average fair value of options granted during 1996 and 1997 were $5.39 and $11.55 per share, respectively.

    Stock option activity under these plans was as follows:

                                                                    OPTIONS     OPTION PRICE
                                                                  OUTSTANDING    PER SHARE
                                                                  -----------  --------------
Balance, July 30, 1994..........................................   1,095,275
Granted.........................................................     160,000   $ 1.19 - $2.03
Exercised.......................................................    (150,250)  $ 0.75 - $1.53
Canceled........................................................     (66,100)  $ 0.75 - $1.88
                                                                  -----------

                                                                             WEIGHTED AVERAGE
                                                                              EXERCISE PRICE
                                                                             -----------------
Balance, July 29, 1995........................................    1,038,925      $    1.09
Granted.......................................................    4,876,145      $    6.61
Exercised.....................................................   (1,238,077)     $    6.64
Canceled......................................................      (28,444)     $    1.09
                                                                -----------
Balance, July 27, 1996........................................    4,648,549      $    5.67
Granted.......................................................      765,250      $   15.06
Exercised.....................................................     (594,836)     $    5.36
Canceled......................................................      (46,726)     $    6.57
                                                                -----------
Balance, August 2, 1997.......................................    4,772,237      $    6.40
                                                                -----------
                                                                -----------

                        AMATI COMMUNICATIONS CORPORATION

                                 AUGUST 2, 1997

NOTE 6  STOCK OPTION PLANS (CONTINUED)
    The following table summarizes information about fixed stock options outstanding at August 2, 1997:

                              OPTIONS OUTSTANDING
                   -----------------------------------------    OPTIONS EXERCISABLE
                                   WEIGHTED                   -----------------------
                                    AVERAGE       WEIGHTED                 WEIGHTED
                                   REMAINING       AVERAGE                  AVERAGE
RANGE OF             NUMBER       CONTRACTUAL     EXERCISE      NUMBER     EXERCISE
EXERCISE PRICES    OUTSTANDING       LIFE           PRICE     EXERCISABLE    PRICE
-----------------  -----------  ---------------  -----------  ----------  -----------
$ 0.01 - $ 1.22       248,890           6.15      $    0.52      161,041   $    0.69
$ 1.28 - $ 4.19       678,912           7.20      $    1.40      403,602   $    1.39
$ 4.25 - $ 4.94     2,026,735           8.33      $    4.77      587,520   $    4.66
$ 6.63 - $10.75     1,186,325           8.62      $    8.43      458,075   $    7.91
$10.88 - $24.75       631,375           9.09      $   15.54      108,813   $   15.81
                   -----------           ---     -----------  ----------  -----------
$ 0.01 - $24.75     4,772,237           8.23      $    6.40    1,719,051   $    5.09
                   -----------           ---     -----------  ----------  -----------
                   -----------           ---     -----------  ----------  -----------

    On August 2, 1997, there were 4,772,237 shares of Company Common Stock reserved for issuance upon the exercise of outstanding options and 78,664 shares of Common Stock reserved for future grants under all stock option plans.

NOTE 7  INCOME TAXES

    As of August 2, 1997, the Company's tax net operating loss carryforwards for federal tax purposes were approximately $45,066,000. The United States Tax Reform Act of 1986 contains provisions which limit the amount of net operating loss carryforwards which may be utilized in any given fiscal year when a significant change in ownership interest occurs. These carryforwards expire in various amounts through fiscal 2012. The Company also has certain tax credit carryforwards of $1,650,000 which expire in various amounts through the year 2012. The United States Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards and research and development credits available to be used in any given year should certain events occur.

    The Company has an additional $2,234,000 of net operating loss carryforwards which were acquired in connection with a fiscal 1988 acquisition. The change in ownership of the acquired company will affect the availability and timing of the amount of prior losses to be used to offset taxable income in future years. These carryforwards expire in various amounts through the year 2005.

    As of August 2, 1997, the Company also has net operating loss carryforwards of approximately $10,000,000 available to offset future California state taxable income. These carryforwards expire in various amounts through the year 2002. The Company also has certain California tax credit carryforwards of $330,000.

                        AMATI COMMUNICATIONS CORPORATION

                                 AUGUST 2, 1997

NOTE 7  INCOME TAXES (CONTINUED)
    The provision for income taxes is as follows (in thousands):

                                                                   JULY 29,     JULY 27,     AUGUST 2,
                                                                     1995         1996         1997
                                                                  -----------  -----------  -----------
Provision for income taxes:
  Current federal...............................................   $      39    $      17    $  --
  Current state.................................................          58           26       --
                                                                         ---          ---   -----------
  Total provision for income taxes..............................   $      97    $      43    $  --
                                                                         ---          ---   -----------
                                                                         ---          ---   -----------

    The difference between the Company's effective income tax rate and the Federal statutory rate is as follows:

                                                                 JULY 29,      JULY 27,     AUGUST 2,
                                                                   1995          1996          1997
                                                               ------------  ------------  ------------
 Statutory federal income tax rate...........................          34%         (34)%         (34)%
  State income tax rate, net of federal benefit..............           7            7            (6)
  Change in valuation allowance..............................         (36)          32            40
                                                                      ---          ---         -----
  Income tax rate............................................           5%          5%          --
                                                                      ---          ---         -----
                                                                      ---          ---         -----

    The major components of the net deferred tax asset are as follows (in thousands):

                                                                          JULY 27,    AUGUST 2,
                                                                            1996        1997
                                                                          ---------  -----------
Deferred tax assets:
  Cumulative temporary differences......................................  $   1,468   $   3,056
  Tax credits...........................................................      1,395       1,839
  Net operating loss carryforwards......................................      9,496      16,693
  Other accruals........................................................        118      --
                                                                          ---------  -----------
    Total assets........................................................     12,477      21,588
  Valuation allowance...................................................    (12,392)    (21,427)
                                                                          ---------  -----------
  Net deferred income tax asset.........................................         85         161
Less deferred tax liabilities:
  Capitalized software expenditures.....................................         85         161
                                                                          ---------  -----------
    Total liabilities...................................................         85         161
                                                                          ---------  -----------
Total net deferred tax assets...........................................  $       0   $       0
                                                                          ---------  -----------
                                                                          ---------  -----------

NOTE 8  NET INCOME (LOSS) PER SHARE

    Net income (loss) per share is based on the weighted average number of shares outstanding of common stock and common stock equivalents (when dilutive) using the treasury stock method. No

                        AMATI COMMUNICATIONS CORPORATION

                                 AUGUST 2, 1997

NOTE 8  NET INCOME (LOSS) PER SHARE (CONTINUED)
common stock equivalents have been included in 1996 and 1997 because the effect would be to decrease the loss per share.

    In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share", which simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15 ("APB No. 15"). SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, which excludes dilution. SFAS No. 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APB No. 15. SFAS No. 128 must be adopted for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS No. 128 requires restatement of all prior period earnings per share presented. The Company does not anticipate that SFAS No. 128 will have a material impact on its earnings per share calculation.

NOTE 9  LEASE COMMITMENTS

    Future minimum lease payments under capital leases, together with the present value of those payments and the aggregate annual rental commitments under non-cancelable operating leases as of August 2, 1997, are shown as follows:

                                                                               OPERATING LEASES
                                                                          --------------------------
                                                                                          RENTALS
                                                                                        RECEIVABLE
                                                                CAPITAL     RENTAL         UNDER
FISCAL YEAR                                                     LEASES     PAYMENTS      SUBLEASES
-------------------------------------------------------------  ---------  -----------  -------------
1998.........................................................  $   1,019   $   1,027     $     258
1999.........................................................      1,019       1,033           252
2000.........................................................        866         862        --
2001.........................................................        433         886        --
2002.........................................................         88          97        --
Thereafter...................................................     --             621        --
                                                               ---------  -----------        -----
Total minimum lease payments.................................  $   3,425   $   4,526     $     510
                                                                          -----------        -----
                                                                          -----------        -----
Less amount representing interest............................       (611)
                                                               ---------
Present value of future minimum lease payments...............  $   2,814
                                                               ---------
                                                               ---------

    Total rent expense for all operating leases amounted to approximately $1,038,000, $971,000 and $1,623,000 in fiscal 1995, 1996 and 1997, respectively.
Rent expense in fiscal 1995, 1996 and 1997 is before sublease income of $297,000, $137,000 and $333,000.

NOTE 10  LITIGATION

    In November 1993, an action was brought against the Company for damages related to the use of the Company's products. The plaintiff filed a suit claiming repetitive stress injuries resulting from the use of

                        AMATI COMMUNICATIONS CORPORATION

                                 AUGUST 2, 1997

NOTE 10  LITIGATION (CONTINUED)
the Company's product in the course of employment with American Airlines from the period May 1981 through July 1991. The plaintiff alleges damages in the amount of $1 million and seeks punitive damages of $10 million. The Company believes that the claim is without merit and has tendered defense of this action to its insurance carriers. In the opinion of management, the outcome of this litigation will not have a material adverse effect on the Company's financial position or its results of operations.

NOTE 11  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    Quarterly information is for the years ended July 27, 1996 and August 2, 1997.

                                                                              FISCAL 1996 QUARTER ENDED
                                                                 ---------------------------------------------------
                                                                  OCTOBER 28,   JANUARY 27,   APRIL 27,   JULY 27,
                                                                     1995           1996        1996        1996
                                                                 -------------  ------------  ---------  -----------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Sales......................................................    $   3,354     $    2,524   $   3,756   $   2,451
Gross Profit...................................................    $   1,514     $      978   $   1,576   $     613
Net Income (Loss)..............................................    $     816     $  (32,199)  $    (498)  $  (2,197)
Net Income (Loss) Per Share....................................    $    0.07     $    (2.12)  $   (0.03)  $   (0.13)


                                                                              FISCAL 1997 QUARTER ENDED
                                                                 ---------------------------------------------------
                                                                  NOVEMBER 2,   FEBRUARY 1,    MAY 3,     AUGUST 2,
                                                                     1996           1997        1997        1997
                                                                 -------------  ------------  ---------  -----------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Sales......................................................    $   4,513     $    3,012   $   3,663   $   2,012
Gross Profit...................................................    $   2,426     $      899   $   1,621   $  (1,300)
Net Loss.......................................................    $    (746)    $   (2,786)  $  (2,293)  $  (6,418)
Net Loss Per Share.............................................    $   (0.04)    $    (0.15)  $   (0.12)  $  ( 0.33)

NOTE 12  ACQUISITION OF OLD AMATI

    On November 28, 1995, the Company acquired all of the outstanding shares of Amati Communications Corporation ("Old Amati") for approximately $29.5 million. The purchase price consisted of the issuance of 2.6 million shares of the Company's Common Stock in exchange for all shares of Old Amati common stock, 1.5 million shares of the Company's Common Stock in exchange for all shares of Old Amati Series A preferred stock, Warrants for the purchase of up to 1.1 million shares of the Company's Common Stock in exchange for all Old Amati warrants, and options to purchase up to 1.6 million shares of the Company's Common Stock in exchange for all options to purchase Old Amati common stock. The purchase price also includes registration and other acquisition costs of $0.8 million, total cash advances to Old Amati prior to the merger of $5.6 million and is net of the estimated proceeds from the assumed exercise of Old Amati options and warrants of $3.3 million.

    The transaction was accounted for using the purchase method of accounting. The Company allocated the purchase price to the net assets based upon their estimated fair values. The fair values of tangible assets acquired and liabilities assumed were $1.2 million and $3.2 million, respectively. The balance of the purchase price, $31.6 million, was charged to earnings to write-off in-process research and development that had not reached technological feasibility and had no alternative future uses.

                        AMATI COMMUNICATIONS CORPORATION

                                 AUGUST 2, 1997

NOTE 12  ACQUISITION OF OLD AMATI (CONTINUED)
    The following table reflects unaudited pro forma combined results of operations of the Company and Old Amati on the basis that the acquisition had taken place and the related charge, noted above, was recorded at the beginning of the fiscal year of the period presented:

                                                                       TWELVE MONTHS ENDED
                                                                    --------------------------
                                                                      JULY 29,      JULY 27,
                                                                        1995          1996
                                                                    ------------  ------------
                                                                     (IN THOUSANDS EXCEPT PER
                                                                           SHARE DATA)
Revenues..........................................................   $   13,092    $   13,512
Net Loss..........................................................   $  (35,666)   $  (36,527)
Net Loss per Share................................................   $    (2.21)   $    (2.15)
Number of shares used in computation..............................       16,146        17,008

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

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The Executive Officers and Directors of the Company during the fiscal year and their ages as of the date of filing of the Form 10-K Registration Statement are as follows:

NAME                                         AGE                         POSITION
---------------------------------------      ---      -----------------------------------------------
Dr. James Gibbons......................          65   Chairman of the Board
Donald L. Lucas........................          67   Director
James Steenbergen......................          50   President, Chief Executive Officer, Chief
                                                        Financial Officer, Director
Dr. John Cioffi........................          40   Chief Technical Officer, Founder, Director
Aamer Latif............................          39   Director
Christopher Barnes.....................          48   Vice President of European Sales
Benjamin Berry.........................          48   Vice President of Marketing
David Bivolcic.........................          40   Senior Vice President
Ronald Carlini.........................          58   Vice President of Corporate Development
Joseph Grady, Jr.......................          50   Vice President of Worldwide Sales
James Hood.............................          56   Vice President of Engineering
Teresita Medel.........................          49   Treasurer, Secretary and Controller

    Dr. James Gibbons served as Chairman of the Board of Directors of Old Amati since 1992. Dr. Gibbons is a Special Counsel to the President of Stanford University and served as the Dean of the School of Engineering at Stanford University from 1984 to 1996. Dr. Gibbons currently serves on the Board of Directors of Lockheed Corporation, Raychem Corporation, Centigram Corporation, El Paso Natural Gas Company and Cisco Systems, Incorporated. Dr. Gibbons was elected as Chairman of the Company's Board effective December 4, 1995.

    Mr. Donald L. Lucas, a venture capitalist, has been a Director of the Company since 1968. He is also a director of Cadence Design Systems, Inc., Coulter Pharmaceutical, Inc., Macromedia, Inc., Oracle Corp., Racotek, Inc., Transcend Services, Inc., and Tricord Systems, Incorporated.

    Mr. James Steenbergen, President and CEO, has been Chief Executive Officer and President for several high-technology companies involved in the manufacture and development of systems for the telecommunications industry. These companies include Optilink Corporation, SRX and Granger Associates. Mr. Steenbergen became CEO and was elected to the Company's Board effective December 4, 1995.

    Dr. John Cioffi, Chief Technical Officer, is the founder of Old Amati and also served as Vice President of Engineering, Chief Technical Officer and Director of Old Amati. Dr. Cioffi has also been a Professor of Electrical Engineering at Stanford University since 1986. Dr. Cioffi sits on the technical boards of C-Cube Microsystems, Inc., and has served on the technical staffs of Bell Laboratories Inc. and IBM's Almaden Research Laboratories. Dr. Cioffi was elected to the Company's Board effective December 4, 1995.

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

    Mr. Benjamin Berry, Vice President of Marketing since December 1995, was previously Vice President of Marketing and Business Development for Digital Link Corporation, a manufacturer of high-speed data communications equipment from 1989 until 1994. He has also been a Division Manager at Granger Associates and a Member of Technical Staff for Bell Laboratories.

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

    Mr. James Hood, Vice President of Engineering since January 1996, has thirty years of industry experience. He previously served as President and Executive Officer of MERET Optical Communications, Inc. from 1992 through 1993. Prior to that, he was President and Chief executive Officer of CATEL Telecommunications Inc.

    Ms. Teresita Medel was elected Secretary of the Company in December 1994. She has served as Treasurer and Controller of the Company since July 1993. Prior to 1993, she had served as the Company's Accounting Manager since 1979.

ITEM 11. EXECUTIVE COMPENSATION

    The following table shows certain information concerning compensation paid and earned during the fiscal years ended July 29, 1995, July 27, 1996 and August 2, 1997 to the Chief Executive Officer and the other four most highly compensated Executive Officers of the Company whose salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG-TERM
                                                                                        COMPENSATION
                                                                                           AWARDS
                                                            ANNUAL COMPENSATION          SECURITIES
                                                     ---------------------------------   UNDERLYING
NAME AND                                                                    BONUS($)      OPTIONS/        ALL OTHER
PRINCIPAL POSITION                                     YEAR     SALARY($)    EARNED        SARS(#)     COMPENSATION($)
---------------------------------------------------  ---------  ---------  -----------  -------------  ----------------
James Steenbergen..................................       1997    185,000           -(1)                     6,864(2)
  President, CEO, CFO                                     1996    124,994      75,000       500,000          4,125(2)

David J. Bivolcic..................................       1997    145,000      25,375(1)                       306(3)
  Senior Vice President                                   1996    142,638      50,000       165,000            198(3)
                                                          1995    132,000      57,000                          198(3)

James D. Hood......................................       1997    145,000      43,500(1)                     1,238(3)
  Vice President of Engineering                           1996     88,428      30,000       200,000

Benjamin Berry.....................................       1997    135,000      20,250(1)                     6,522(2)
  Vice President of Marketing                             1996     87,577      34,000       200,000          4,000(2)

Christopher Barnes.................................       1997    120,000      84,000(1)                       218(3)
  Vice President of                                       1996      2,307                   160,000
  International Sales

------------------------

(1) Bonuses for fiscal year 1997 approved by the Board of Directors, subject to completion of the proposed merger with Westell. The Board of Directors determined that the bonus payable to Mr. Steenbergen for fiscal 1997 should be determined by Westell following such merger.

(2) Car allowances and payments made by the Company for premiums on group life insurance policies for Messrs. Steenbergen and Berry.

(3) Payments made by the Company for premiums on group life insurance policies for Messrs. Bivolcic, Barnes and Hood.

    The following table sets forth certain information regarding options exercised during the last fiscal year and held at the end of such year by the Executive Officers named in the Summary Compensation Table.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES
                                FISCAL YEAR 1997

                                                                           NUMBER OF
                                                                          SECURITIES               VALUE OF
                                                                          UNDERLYING             UNEXERCISED
                                                                          UNEXERCISED            IN-THE-MONEY
                                                                          OPTIONS AT              OPTIONS AT
                                                                           FY-END(#)              FY-END($)
                                     SHARES ACQUIRED       VALUE         EXERCISABLE/            EXERCISABLE/
NAME                                 ON EXERCISE(#)    REALIZED($)(1)    UNEXERCISABLE         UNEXERCISABLE(2)
----------------------------------  -----------------  -------------  -------------------  ------------------------
James Steenbergen.................              0        $       0       237,500/250,000    $2,256,250/$2,375,000

David J. Bivolcic.................          8,250        $  90,534        49,250/117,500      $231,648/$400,875

James D. Hood.....................              0        $       0        80,000/100,000      $449,600/$562,000

Benjamin Berry....................          4,000        $  40,730        90,000/100,000      $618,300/$687,000

Christopher Barnes................              0        $       0        40,000/120,000            $0/$0

------------------------

(1) Value realized is the aggregate market value of the underlying securities at exercise date less the aggregate exercise price.

(2) Aggregate market value of underlying securities at fiscal year-end less the aggregate exercise price of "in the money" options. On August 2, 1997, the closing price for the company's common stock was reported on the Nasdaq National Market System was $13.75.

In the fiscal year ended August 2, 1997, no options were granted to the named executive officers.

BOARD COMPENSATION

    The Company has a policy of reimbursing directors for reasonable travel and related expenses incurred in attending Board and Committee meetings. Donald L. Lucas, a director of the Company received $27,000 in fiscal 1997 in consulting fees for services rendered to the Company.

    Directors who are not employees of the Company or an affiliate of the Company are eligible to participate in the Company's 1990 Non-Employee Directors' Stock Option Plan. Pursuant to such plan, (i) each individual elected to the Company's Board as a non-employee Director for the first time is granted an option to purchase up to 25,000 shares of the Company's Common Stock at an exercise price equal to the fair market value of such stock on the date of grant; and (ii) each non-employee Director then in office (other than individuals receiving first-time grants as described in (i) above) receives an option to purchase 20,000 shares of the Company's Common Stock on September 1, at an exercise price equal to the fair market value of the Common Stock on such date. Grants are automatically made annually under this plan. In lieu of participating in the 1990 Non-Employee Directors' Stock Option Plan on an annual basis, Dr. James Gibbons received a one-time grant of an option to purchase up to 25,000 shares of the Company's Common Stock under this plan and an additional option to purchase up to 125,000 shares pursuant to the 1990 Supplemental Stock Option Plan, both at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant of such options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth the number of shares of the Company's Common Stock beneficially owned as of October 2, 1997, by (i) each stockholder known to the Company to be a beneficial owner of more than 5% of the Company's Common Stock, (ii) each director, and (iii) each executive officer named in the Summary Compensation Table below, and (iv) all executive officers and directors as a group. Except as otherwise indicated, each of the listed persons or entities has sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to community property laws, where applicable.

               NAME AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP(1)

                                                                               PERCENT OF CLASS
                                                                               -----------------
Dr. John Cioffi.............................................    1,617,978(2)             9.1
Dr. James Gibbons...........................................      367,507(3)             2.1

Donald L. Lucas.............................................       54,716(4)           *

Aamer Latif.................................................       75,000(5)           *

James Steenbergen...........................................      237,500(6)             1.3

Christopher Barnes..........................................       41,250(7)           *

Benjamin Berry..............................................       91,000(8)           *

David Bivolcic..............................................       49,250(9)           *

James Hood..................................................       80,000(10)          *

All directors and executive officers, as a group
  (12 persons)..............................................    2,885,041(11)           16.3

------------------------

*   Less than 1%.

(1) Based upon information supplied or confirmed by officers, directors and the principal stockholders. The percentage of class assumes the exercise of all options and warrants held by the named individual that are exercisable on October 2, 1997, or within sixty days thereafter, but not the exercise of any other options or warrants that are outstanding.

(2) Includes 618,950 shares that are deemed beneficially owned by Dr. Cioffi by virtue of options held by him that are exercisable within 60 days of October 2, 1997.

(3) Includes 147,880 shares that are deemed beneficially owned by Dr. Gibbons by virtue of options held by him that are exercisable within 60 days of October 2, 1997.

(4) Includes 30,000 shares that are deemed beneficially owned by Mr. Lucas by virtue of options held by him that are exercisable within 60 days of October 2, 1997. Also includes 23,716 shares that are held in a living trust for Mr. Lucas and his wife. As trustee of the joint trusts, Mr. Lucas holds voting and investment power with respect to such shares.

(5) Includes 75,000 shares that are deemed beneficially owned by Mr. Latif by virtue of options held by him that are exercisable within 60 days of October 2, 1997.

(6) Includes 237,500 shares that are deemed beneficially owned by Mr. Steenbergen by virtue of options held by him that are exercisable within 60 days of October 2, 1997.

(7) Includes 40,000 shares that are beneficially owned by Mr. Barnes that are exercisable within 60 days of October 2, 1997.

(8) Includes 90,000 shares that are deemed beneficially owned by Mr. Berry by virtue of options held by him that are exercisable within 60 days of October 2, 1997.

(9) Includes 49,250 shares that are deemed beneficially owned by Mr. Bivolcic by virtue of options held by him that are exercisable within 60 days of October 2, 1997.

(10) Includes 80,000 shares that are deemed beneficially owned by Mr. Hood by virtue of options held by him that are exercisable within 60 days of October 2, 1997.

(11) In addition to the shares indentified in footnotes (2) through (10) above, also includes 270,840 shares that are deemed beneficially owned by virtue of options that are exercisable within 60 days of October 2, 1997.

            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by regulations to furnish the Company with copies of all Section 16(a) forms they file.

    Based solely on its review of the copies of such forms received by the Company during fiscal year 1997 and written representations from certain reporting persons, the Company believes that all Section 16(a) filing requirements applicable to all officers, directors, and greater than ten percent beneficial owners were complied with during fiscal year 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  INDEX TO FINANCIAL STATEMENTS

    The following consolidated financial statements are included in Part II,
Item 8:

                                                                                                      PAGE
                                                                                                      -----
Report of Independent Public Accountants.........................................................          22
Consolidated Balance Sheets as of July 27, 1996 and August 2, 1997...............................          23
Consolidated Statements of Operations for the Three Years Ended August 2, 1997...................          24
Consolidated Statements of Stockholders' Equity for the Three Years Ended August 2, 1997.........          25
Consolidated Statements of Cash Flows for the Three Years Ended August 2, 1997...................          26
Notes to Consolidated Financial Statements.......................................................          27

    (2) INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule II Valuation and Qualifying Accounts.................................          49

    All other schedules called for under Regulation S-X are omitted because they are not applicable, not required, or required information is immaterial or is shown in the financial statements or notes thereto.

    (3) INDEX TO EXHIBITS

    See section (c).

(b) REPORTS ON FORM 8-K

    Form 8K filed on October 3, 1997 with respect to the Proposed Merger with Westell Technologies, Inc.

(c) INDEX TO EXHIBITS

     2.1   The Amended and Restated Agreement and Plan of Reorganization and       Incorporated
           Merger among Registrant, Amati Communications Corporation and IA        by Reference
           Acquisition Corporation, dated August 3, 1995 and the Amendment thereto dated October 6, 1995 are filed as Exhibit 2.1 to the
           Registrant's Form S-4 Registration Statement File No. 33-62023 dated
           October 16, 1995.

     3.1   Restated Certification of Incorporation filed with the Delaware         Incorporated
           Secretary of State of November 17, 1989 is filed as Exhibit 3.1 to      by Reference
           Registrant's Form 10-K Annual Report for its fiscal year ended July
           28, 1990.

     3.2   By-Laws as amended through July 21, 1989 are filed as Exhibit 3(iii)    Incorporated
           to Registrant's Form 10-K Annual Report for its fiscal year ended July  by Reference
           29, 1989.

    10.1*  1981 Incentive Stock Option Plan as amended through October 12, 1987,   Incorporated
           is filed as Exhibit 10(iii) to Registrant's Form 10-K Annual Report     by Reference
           for its fiscal year ended August 1, 1987.

    10.2*  1981 Supplemental Stock Option Plan as amended through October 12,      Incorporated
           1987, is filed as Exhibit 10(iv) to Registrant's Form 10-K Annual       by Reference
           Report for its fiscal year ended August 1, 1987.

    10.3   Lease dated August 27, 1985 between Registrant and Zanker/North Pointe  Incorporated
           Associates with respect to Registrant's facilities at 3801 Zanker       by Reference
           Road, San Jose, California is filed as Exhibit 10(xiii) to
           Registrant's Form 10-K Annual Report for its fiscal year ended August
           3, 1985.

    10.4*  1985 Director's Stock Option Plan as amended through December 11, 1987  Incorporated is filed as Exhibit 28 to Registrant's Form S-8 Registration Statement  by Reference
           File No. 33-21103.

    10.5   Lease amendment dated September 19, 1990 between Registrant and         Incorporated
           Zanker/ North Pointe Associates with respect to Registrant's            by Reference
           facilities at 3801 Zanker Road, San Jose, California is filed as
           Exhibit 10.6 to Registrant's Form 10-K Annual Report for its fiscal year ended July 28, 1990.

    10.6*  1990 Stock Option Plan adopted September 14, 1990 is filed as Exhibit   Incorporated
           10.8 to Registrant's Form 10-K Annual Report for its fiscal year ended  by Reference
           July 28, 1990.

    10.7*  1990 Non-Employee Director's Stock Option Plan adopted September 14,    Incorporated
           1990 is filed as Exhibit 10.9 to Registrant's Form 10-K annual Report   by Reference
           for its fiscal year ended July, 28, 1990.

    10.8   Manufacturing Agreement dated October 9, 1989 between Registrant and    Incorporated
           International Business Machines Corporation is filed as Exhibit 10.9    by Reference
           to Registrant's Form 10-K Annual Report for its fiscal year ended July
           27, 1991 as amended.

    10.9   Lease dated February 10, 1994 between Registrant and Zanker/North       Incorporated
           Pointe Associates with respect to Registrant's facilities at 3801       by Reference
           Zanker, San Jose, California is filed as Exhibit 10.9 to Registrant's
           Form 10-K Annual Report for its fiscal year ended July 30, 1994.

    10.10  Registration Rights Agreement is filed as Exhibit 10.1 to Registrant's  Incorporated
           Form S-3 dated March 8, 1996.                                           by Reference

   10.11*  Affiliate's Agreement between the Registrant and Dr. John Cioffi is     Incorporated
           filed as Exhibit 10.3 to Registrant's Form S-3 dated March 8, 1996.     by Reference

   10.12*  Severance Agreement dated May 15, 1995, amended August 12, 1995         Incorporated
           between Registrant and Aamer Latif is filed as Exhibit 10.15 to         by Reference
           Registrant's Form 10-Q for the quarter ended October 28, 1995.

    10.13  License Agreement dated January 1, 1992 between Registrant and          Incorporated
           Stanford University and University Ventures II, a California limited    by Reference
           investment partnership, is filed as Exhibit 10.16 to the Registrant's
           Form 10-Q for the quarter ended January 27, 1996. (Confidential treatment has been requested with respect to specific portions of this exhibit).

    10.14  License Agreement dated March 16, 1995 between Registrant and Motorola  Incorporated
           is filed as Exhibit 10.17 to the Registrant's Form 10-Q for the         by Reference
           quarter ended January 27, 1996. (Confidential treatment has been requested with respect to specific portions of this exhibit).

   10.15*  Employment Agreement dated May 5, 1995 with Dr. John Cioffi is filed    Incorporated
           as Exhibit 10.18 to the Registrant's Form 10-Q for the quarter ended    by Reference
           January 27, 1996.

    10.16  Lease dated July 15, 1996 between Registrant and Berg and Berg          Incorporated
           Developers with respect to Registrant's facilities at 2043 Samaritan    by Reference
           Drive, San Jose is filed as Exhibit 10.16 to Registrant's Form 10-K annual report for its fiscal year ended July 27, 1996.

   10.17*  1996 Stock Option Plan adopted July 12, 1996 is filed as Exhibit 10.17  Incorporated to Registrant's Form 10-K annual report for its fiscal year ended July  by Reference
           27, 1996.

    10.18  Investment Agreement dated October 3, 1996 among Registrant, Quantum    Incorporated
           Industrial Partners LDC, S-C Phoenix Holdings, L.L.C., Winston          by Reference
           Partners L.P., Winston Partners II LDC, and Winston Partners II L.L.C.
           is filed as Exhibit 4.1 to Registrant's Form S-3 dated October 8,
           1996.

    10.19  Form of Class A Warrant is filed as Exhibit 4.2 to Registrant's Form    Incorporated
           S-3 dated October 8, 1996.                                              by Reference

    10.20  Form of Class B Warrant is filed as Exhibit 4.3 to Registrant's Form    Incorporated
           S-3 dated October 8, 1996.                                              by Reference

    10.21  Registration Rights Agreement dated October 3, 1996 among Registrant    Incorporated
           and Quantum Industrial Partners LDC, S-C Phoenix Holdings, L.L.C.,      by Reference
           Winston Partners L.P., Winston Partners II LDC, and Winston Partners
           II L.L.C. is filed as Exhibit 4.4 to Registrant's Form S-3 dated
           October 8, 1996.

    10.22  Agreement and Plan of Merger dated September 30, 1997 between Amati     Incorporated
           Communications Corporation and Westell Technologies, Inc. and Kappa     by Reference
           Acquisition Corporation is filed as Exhibit 2.1 to the Registrant's
           Form 8-K dated September 30, 1997.

    21.1   A list of Registrant's subsidiaries is filed as Exhibit 21.1 hereto.

    23.1 Consent of Independent Public Accountants is filed as Exhibit 23.1 hereto.

    23.2   Independent Public Accountants report on schedules is filed as Exhibit
           23.2 hereto.

    24.0   Power of Attorney (see page 50).

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

------------------------

*   Management Contracts or Compensatory Plans.

                                                                     SCHEDULE II

                        AMATI COMMUNICATIONS CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                           BALANCE
                                                             AT         CHARGED      CHARGED                  BALANCE AT
                                                          BEGINNING   TO COSTS &    TO OTHER                    END OF
DESCRIPTION                                               OF PERIOD    EXPENSES      ACCOUNT    DEDUCTIONS      PERIOD
-------------------------------------------------------  -----------  -----------  -----------  -----------  -------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
  Year ended July 29, 1995.............................   $      25    $  --        $  --        $      (4)(1)   $      21
  Year ended July 27, 1996.............................   $      21    $      20    $       5    $     (16)(1)   $      30
  Year ended August 2, 1997............................   $      30    $  --        $  --        $  --         $      30

ACCRUED RESTRUCTURING CHARGE:
  Year ended July 29, 1995.............................   $     841    $  --        $  --        $    (547)(2)   $     294
  Year ended July 27, 1996.............................   $     294    $  --        $  --        $  --         $     294
  Year ended August 2, 1997............................   $     294    $     160    $  --        $  --         $     454

------------------------

(1) Uncollectible accounts written off

(2) Usage

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 29, 1997.

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

          SIGNATURE                      CAPACITY                  DATE
------------------------------  --------------------------  -------------------

    /s/ DR. JAMES GIBBONS
------------------------------  Chairman of the Board        October 29, 1997
      Dr. James Gibbons
     /s/ DONALD L. LUCAS
------------------------------  Director                     October 29, 1997
       Donald L. Lucas
     /s/ DR. JOHN CIOFFI
------------------------------  Director                     October 29, 1997
       Dr. John Cioffi
       /s/ AAMER LATIF
------------------------------  Director                     October 29, 1997
         Aamer Latif
                                President, Chief Executive
                                  Officer and Chief
    /s/ JAMES STEENBERGEN         Financial Officer
------------------------------    (Principal Executive       October 29, 1997
      James Steenbergen           Officer) (Principal
                                  Financial Officer)
                                Treasurer, Secretary and
      /s/ TERESITA MEDEL          Corporate Controller
------------------------------    (Principal Accounting      October 29, 1997
        Teresita Medel            Officer)