Form 10-Q
period 1997-11-01
AMATI COMMUNICATIONS CORP
filed 1997-12-15
CIK 65745

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

    FOR THE QUARTERLY PERIOD ENDED.........NOVEMBER 1, 1997....................

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD ENDED..............TO.............................

    COMMISSION FILE NUMBER.....................0-4187...........................

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

AS OF DECEMBER 5, 1997, 19,791,310 SHARES OF REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                      FORM 10-Q
                                      ---------
                                      CONTENTS


PART I.  FINANCIAL INFORMATION
         ---------------------

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




PART II. OTHER INFORMATION
         -----------------

         Item 2.     CHANGES IN SECURITIES


         Item 6.     EXHIBITS AND REPORTS ON FORM 8-K


                     SIGNATURES

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.      FINANCIAL STATEMENTS
             --------------------

                           AMATI COMMUNICATIONS CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        (In thousands, except per share data)

                                                    THREE MONTHS ENDED
                                                  -------------------------
                                                  NOVEMBER 1,   NOVEMBER 2,
                                                     1997          1996
                                                  -----------   -----------
     Net sales                                     $  4,702       $  4,513
     Cost of sales                                    4,678          2,087
                                                   --------       --------
        Gross margin                                     24          2,426
                                                   --------       --------
     Operating expenses:
        Research and development                      2,323          1,751
        Marketing and sales                           1,043            557
        General and administrative                      905            720
        Other                                           105            128
                                                   --------       --------
              Total operating expenses                4,376          3,156
                                                   --------       --------
              Loss from operations                   (4,352)          (730)
                                                   --------       --------
     Other income (expense):
        Interest income                                  15              1
        Interest expense                               (105)           (17)
                                                   --------       --------
              Total other income (expense)              (90)           (16)
                                                   --------       --------
              NET LOSS                            $  (4,442)      $   (746)
                                                   --------       --------
                                                   --------       --------
              NET LOSS PER SHARE                   $  (0.23)      $  (0.04)
                                                   --------       --------
                                                   --------       --------
     Weighted Average Number of
     Common Shares and Common
     Share Equivalents                               19,727         17,719
                                                   --------       --------
                                                   --------       --------


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                           AMATI COMMUNICATIONS CORPORATION
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (In thousands)

                                                  NOVEMBER 1,     AUGUST 2,
                                                     1997           1997
                                                  -----------     ---------
    ASSETS
    ------

    Current assets:
       Cash and cash equivalents                    $ 1,844      $   791
       Short term investments                           709          709
       Accounts receivable, less allowance of
         $30 in 1998 and 1997                         3,166        1,369
       Stock subscriptions receivable                   ---        2,500
       Inventories                                    2,810        3,055
       Other current assets                           1,082          858
                                                    -------      -------
           Total current assets                       9,611        9,282

    Equipment and leasehold improvements - net        5,968        5,801
                                                    -------      -------
       TOTAL ASSETS                                 $15,579      $15,083
                                                    -------      -------
                                                    -------      -------

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
    Current liabilities:
       Notes payable - bank                         $   428      $   428
       Accounts payable and accrued expenses          4,838        3,326
       Accrued employee compensation                  1,121        1,035
       Bridge loan payable                            3,050          ---
       Current maturities of capitalized
         lease obligations                              769          728
                                                    -------      -------
            Total current liabilities                10,206        5,517
                                                    -------      -------
    Long-term liabilities:
       Long term portion of deferred revenue          2,100        2,000
       Capitalized lease obligations, net of
         current maturities                           2,033        2,086
       Obligations under lease commitments              454          454
                                                    -------      -------
           Total long-term liabilities                4,587        4,540
                                                    -------      -------
    Stockholders' equity                                786        5,026
                                                    -------      -------

       TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY                                     $15,579      $15,083
                                                    -------      -------
                                                    -------      -------

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                           AMATI COMMUNICATIONS CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (In thousands)

                                                    THREE MONTHS ENDED
                                                 ----------------------------
                                                 NOVEMBER 1,      NOVEMBER 2
                                                    1997             1996
                                                 -----------      -----------
Cash flows from operating activities:
    NET LOSS                                        $(4,442)       $  (746)
    Adjustments to reconcile net loss to net
     cash used for operating activities:
         Depreciation and amortization                  425            164
         Loss on retirement of capital equipment        ---             51
         Increase in accounts receivable             (1,797)        (2,683)
         Decrease (increase) in inventories             245           (233)
         Increase in other assets                      (224)           (52)
         Increase in accounts payable, accrued
             expenses and employee compensation       1,699          2,063
                                                    -------        -------
         NET CASH USED FOR OPERATING ACTIVITIES      (4,094)        (1,436)
                                                    -------        -------
Cash flows from investing activities:
     Purchase of equipment and leasehold
       improvements                                    (408)        (1,415)
                                                    -------        -------
        NET CASH USED FOR INVESTING ACTIVITIES         (408)        (1,415)
                                                    -------        -------

Cash flows from financing activities:
     Payments on capital lease obligations             (197)           ---
     Proceeds from bridge loan                        3,050            ---
     Proceeds from equity financing, net of
       issuance costs                                 2,464          5,000
     Proceeds from exercise of stock
       options/warrants                                 238             72
                                                    -------        -------
        NET CASH PROVIDED BY FINANCING ACTIVITIES     5,555          5,072
                                                    -------        -------

NET INCREASE IN CASH AND CASH EQUIVALENTS             1,053          2,221
BEGINNING BALANCE - CASH AND CASH EQUIVALENTS           791            886
                                                    -------        -------
ENDING BALANCE - CASH AND CASH EQUIVALENTS          $ 1,844        $ 3,107
                                                    -------        -------
                                                    -------        -------

Supplemental disclosures of cash flow information:
    Cash paid during the period for interest        $    94        $    55
                                                    -------        -------
                                                    -------        -------


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                           AMATI COMMUNICATIONS CORPORATION
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   NOVEMBER 1, 1997

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended August 2, 1997. The results for the period are not necessarily indicative of results for the full fiscal year.

NOTE B - NET LOSS PER SHARE

Net loss per share is based on the weighted average number of shares outstanding of common stock. No common stock equivalents have been included in fiscal years 1998 and 1997 because the effect would decrease the loss per share.

In February 1997, the FASB issued SFAS No. 128, Earnings Per Share, which simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion ("APB") No. 15. SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, which excludes dilution. SFAS No. 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires reconciliation. Diluted earnings per share are computed similarly to fully diluted earnings per share pursuant to APBO No. 15. SFAS No. 128 must be adopted for financial statements issued for periods ending after December 15, 1997, including interim periods, earlier application is not permitted. SFAS No. 128 requires restatement of all prior period earnings per share presented. The Company does not anticipate that SFAS No. 128 will have a material impact on its earnings per share calculation.

NOTE C - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and are comprised of the following:

                                      NOVEMBER 1, 1997          AUGUST 2, 1997
                                      ----------------          --------------

       Finished goods                     $  137                   $  448
       Work in process                     1,710                    1,783
       Purchased and service parts           963                      824
                                          ------                   ------
                                          $2,810                   $3,055
                                          ------                   ------
                                          ------                   ------

                           AMATI COMMUNICATIONS CORPORATION
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   NOVEMBER 1, 1997

NOTE D - PROPOSED MERGER

On September 30, 1997, the Company and Westell Technologies, Inc. entered into a proposed merger wherein Amati would have become a wholly owned subsidiary of Westell Technologies, Inc.

Holders of outstanding Amati Common Stock were to receive in exchange for each share, 0.9 shares of Westell Class A Common Stock. Under the provisions of a Loan and Security Agreement dated September 30, 1997, Westell Technologies, Inc. could extend financing to the Company of up to $5,000,000 secured by a promissory note due on or before September 30, 1999 with interest payable at the following rates: prime plus 2% for the first $1 million and prime plus 21/2% for all borrowings in excess of $1 million. As of November 1, 1997, $3,050,000 was outstanding under the Westell Loan, subsequently increased to $3,550,000.

Following the end of the current fiscal quarter, the Company terminated the agreement with Westell Technologies, Inc. paying a $14.8 million fee in connection with such termination. On November 19, 1997 the Company entered into an Agreement and Plan of Merger with Texas Instruments, Incorporated ("TI") providing for an all-cash tender offer for all outstanding shares of the Company's Common Stock at $20 per share to commence on November 25, 1997 and ending on December 23, 1997, unless extended. Following completion of the tender offer, and upon consummation of a merger with a wholly owned subsidiary of TI, the Company will become a wholly owned subsidiary of TI.

Under the provisions of a Loan and Security Agreement dated November 19, 1997, Texas Instruments agreed to grant a term loan in the amount of $14,774,000 and a revolving loan in the amount of $5,000,000 to the Company secured by a promissory note due September 30, 1999 with interest at the rate of prime plus 2%. As of December 5, 1997, $18,763,000 was outstanding under the TI loan. Proceeds from these borrowings were used to repay in full all amounts owing to Westell under the Loan and Security Agreement dated September 30, 1997, all amounts owing to the Silicon Valley Bank under its revolving line of credit agreement, and to pay a termination fee to Westell Technologies, Inc.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Other than for statements of historical fact, statements made in this Quarterly Report on Form 10-Q, including Management's Discussion and
Analysis of Financial Condition and Results of Operations regarding financial projections, information or expectations about the Company's products or markets, are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These include, among others, successful and timely development and acceptance of new products, the availability of sufficient funding to complete development of new products and other factors described below. In addition, such risks and uncertainties also include the matters identified under the heading "Risk Factors" below.

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

RESULTS OF OPERATIONS

Total net sales in the first quarter of 1998 increased 4% to $4,702,000 from sales of $4,513,000 in the first quarter of the prior fiscal year. Revenues recognized during both fiscal quarters include revenues recorded under the Company's previously announced joint development agreement with NEC Japan. VDSL development efforts in conjunction with NEC Japan are ongoing. Sales to IBM accounted for 32% of the Company's revenue in the first quarter of fiscal 1998 compared with 44% for the comparable period of fiscal 1997. In February 1997, the Company signed an extended contract with IBM for the development and manufacture of its next generation internetworking products. The Company expects that IBM will continue to account for a substantial portion of the Company's revenues until development and commercialization of its ADSL products are completed.

In June 1997, the Company was selected to provide equipment to BC Tel, Canada's second largest telecommunications company, for its first commercial, standards-based ADSL services. These ADSL/DMT products will be used in the central switching office and by customers and will enable BC Tel to initially offer services such as high-speed Internet access and high-speed corporate LAN access to its customers. Sales of the ADSL/DMT products in the first quarter of 1998 were $1,722,000 compared with $240,000 for the first quarter of the prior fiscal year.

PC to Mainframe Connectivity sales of $120,000 for the first quarter of fiscal 1998 represents a decrease of 60% when compared with the same period of the prior fiscal year due to a general decline in the Company's connectivity market share. The PC to Mainframe Connectivity market is highly competitive and is characterized by rapid advances in technology, thereby subjecting the Company's products to risk of technological obsolescence. The Company competes directly or indirectly with a broad range of companies, many of who have significantly greater resources. In addition, the Company is competing for a limited segment of a declining market.

Gross margin as a percent of sales was less than 1% for the first quarter of fiscal 1998 compared with 54% for the same period of fiscal 1997. Margins were lower as a result of product volume mix represented by shipments of ADSL products in its early stage of development comprising 37% of sales in the current fiscal quarter compared to 6% of sales in the first quarter of the prior fiscal year.

Net research and development expenses increased 33% to $2,323,000 in the first quarter of fiscal 1998 when compared to the same period of fiscal 1997 largely because of the addition of engineers and the introduction of the Company's new ADSL/DMT modems, access system shelf products and access concentrators, and outside design work to support the VDSL standards.

Marketing and sales expenses increased by $486,000 or 87% in the first quarter of fiscal 1998 when compared with the same period of the prior fiscal year. This is primarily due to an increase in staffing and overseas travel in conjunction with the Overture series representation in field trials internationally and outside service and consultants expenses. Sales, marketing and customer support operations of the Company's ADSL products, which cover both domestic and international markets, are handled by fourteen individuals. The Company's strategy is to sell to telephone companies worldwide through large telecommunication suppliers who will integrate the Company's products into larger systems for their customers.

General and administrative expenses increased by $185,000 or 26% in the first quarter of fiscal 1998 when compared with the same period of the prior fiscal year. This is primarily due to patent and legal expenses and higher depreciation and amortization expenses related to equipment and leasehold expenditures with the move to a larger facility.

Interest income increased to $15,000 in the three-month period of fiscal 1998 compared to $1,000 in the same period of fiscal 1997 due to higher cash balances for investment purposes.

There were no provisions for income taxes for the first quarter of both fiscal years.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and short-term investments of $2,553,000 as of November 1, 1997, compared to $1,500,000 as of August 2, 1997. During the fiscal period, cash used for operating activities of $4,094,000 related primarily to the net loss incurred during the period. Cash used for investing activities of $408,000 was primarily for leasehold improvements and capital equipment purchases associated with the move to a larger facility. Cash provided by financing activities of

$5,555,000 resulted primarily from the completion of an equity financing transaction with an investors group, discussed below, and proceeds from the Westell loan.

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

On September 30, 1997, the Company and Westell Technologies, Inc. entered into a proposed merger wherein Amati would have become a wholly owned subsidiary of Westell Technologies, Inc. Holders of outstanding Amati Common Stock were to receive in exchange for each share, 0.9 shares of Westell Class A Common Stock. Under the provisions of a Loan and Security Agreement dated September 30, 1997, Westell Technologies, Inc. could extend financing to the Company of up to $5,000,000 secured by a promissory note due on or before September 30, 1999 with interest payable at the following rates: prime plus 2% for the first $1 million and prime plus 21/2% for all borrowings in excess of $1 million. As of November 1, 1997, $3,050,000 was outstanding under the Westell loan, subsequently increased to $3,550,000.

The Company has a revolving line of credit agreement with a bank, which expires on April 25, 1998. The agreement provides for borrowings up to $2,000,000 at the bank's prime rate plus .75% (9.25 % at August 2, 1997).
The line of credit is collateralized by the accounts receivable of the Company. As of August 2, 1997, borrowings under this agreement were $428,000. Borrowings under this agreement are subject to certain debt covenants. At August 2, 1997, the Company was out of compliance with certain of these covenants relating to quick ratios and debt to net worth ratios. Acknowledging however, that with the $2,500,000 of cash received on August 7, 1997 from stock subscriptions receivable shown on the balance sheet as of fiscal 1997 year-end the Company will be in compliance, the bank waived all financial covenants in default. In addition, the Company has a capital lease line of $1,700,000, which was fully utilized as of August 2, 1997.

Subsequent to the end of the current fiscal quarter, the Company ended the Agreement with Westell Technologies, Inc. paying a $14.8 million fee. On November 19, 1997 the Company in connection with such termination entered into an Agreement and Plan of Merger with Texas Instruments, Incorporated ("TI") providing for an all-cash tender offer for all outstanding shares of the Company's Common Stock at $20 per share, to commence on November 25, 1997 and end on December 23, 1997, unless extended. Following completion of the tender offer and upon consummation of a merger with a wholly owned subsidiary of TI, the Company will become a wholly owned subsidiary of TI.

Under the provisions of a Loan and Security Agreement dated November 19, 1997, Texas Instruments agreed to grant a term loan in the amount of $14,774,000 and a revolving loan in the amount of $5,000,000 to the Company secured by a promissory note due September 30, 1999 with interest at the rate of prime plus 2%. As of December 5, 1997, $18,763,000 was outstanding under the TI loan. Proceeds from these borrowings were used to repay in full all amounts owing to Westell under the Loan and Security Agreement dated September 30, 1997, all amounts owing to the Silicon Valley Bank under its revolving line of credit agreement, and to pay the fee to Westell Technologies, Inc.

The Company's ability to meet its future capital requirements will depend on many factors, including sales levels, progress in research and development programs, the establishment of collaborative agreements, and costs of manufacturing facilities and commercialization activities. The company may seek additional funding through collaborative agreements or though public or private sale of securities prior to the commercialization of its ADSL products.

RISK FACTORS

Other than for statements of historical fact, the information about the Company included or incorporated by reference herein are forward looking statements that involve risks and uncertainties, including the risks detailed below.

HISTORY OF LOSSES. The Company had net losses of approximately $12,243,000 for the fiscal year ended August 2, 1997, and $4,442,000 for the fiscal quarter ended November 1, 1997. The Company is not expected to operate profitably in the foreseeable future as the Company continues research, development, production and marketing activities. There can be no assurance that the Company will ever attain profitability. Any long-term viability, profitability and growth from the Company's technology will depend upon successful commercialization of products resulting from its research and product development activities. Extensive research and development will be required prior to commercialization of certain products. There can be no assurance that the Company will be able to develop commercially viable products from its technology, generate significant revenues and/or achieve profitability.

NEED FOR ADDITIONAL CAPITAL. The Company's future capital requirements will depend on many factors, including sales levels, progress in research and development programs, the establishment of collaborative agreements, and costs of manufacturing facilities and commercialization activities. The Company may require funding in addition to that currently available. There can be no assurance that such additional funding will be available on acceptable terms, if at all. If additional funds are required and not available, the Company could be required to curtail significantly or defer, temporarily or permanently, one or more of its research and development programs or to obtain funds through arrangements that may require the Company to relinquish certain technology or product rights.

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

PRICE COMPETITIVENESS OF ADSL PRODUCTS. The Company believes that in order to design and manufacture commercially acceptable ADSL products, cost improvements beyond those available with current technology will be necessary. The future success of the Company will depend, in part, on its ability to develop ADSL products that compete effectively on the basis of price and performance. Current prices are significantly higher than those that the Company believes would be necessary for mass deployment of ADSL products. There can be no assurance that the Company will be successful in developing ADSL products that can be sold at prices that are viable in the market.

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

COMPETITION IN THE PC TO MAINFRAME CONNECTIVITY BUSINESS. The PC to Mainframe Connectivity market is highly competitive and is characterized by rapid advances in technology which frequently result in the introduction of new products with improved performance characteristics, thereby subjecting the Company's products to the risk of technological obsolescence. The Company's ability to compete is dependent on several factors, including reliability, product performance, quality, features, distribution channels, name awareness, customer support, product development capabilities, and the ability to meet delivery schedules. The Company competes, directly or indirectly, with a broad range of companies in the PC-Connectivity business, many of who have significantly greater financial and other resources. In addition, the Company is only competing for a limited and declining segment of the PC-Connectivity market, which is itself declining and expected to continue to decline. The Company expects revenues from its PC-Connectivity business to continue to decline.

COMPETITION FOR VDSL STANDARDS. The Company expects to apply its DMT technology to the development of VDSL products for the transmission of digital video service in connection with a fiber-optic backbone to cover the distance from this platform or node to subscribers' homes over copper wire or coaxial cable. ANSI has not yet awarded the standard for VDSL technology and the competition for the American National Standards Institute ("ANSI") standard for VDSL is expected to be intense. Other companies with greater resources than the Company are expected to compete for these standards.
There is no assurance that the Company's DMT technology will be successful in obtaining the ANSI VDSL standard.

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

DEPENDENCE ON LARGE CUSTOMERS AND SYSTEM INTEGRATORS. The Company expects to sell many of its telecommunication transmission products to large telecommunications service companies that serve as integrators for the various component systems that make up a video-on-demand or multimedia system. These systems integrators in turn sell the systems to telephone companies for distribution to their subscribers. The Company is largely dependent on these systems integrators for the introduction of its products to field trials. There can be no assurance that systems integrators will select the Company's products for field trials or, if they do initially select the Company's products, that they will continue to use them. In addition, telephone companies are when the supplier is as relatively small as the Company, and often require the availability of alternative sources before deploying a new technology. This reluctance may put the Company at a competitive disadvantage relative to some of its competitors. Further, acceptance of the Company's products by these customers may require the Company to relinquish rights to its technology or products. There can be no assurance, however, that even if the Company were to relinquish such rights to its technology or products, telephone companies would deploy the Company's ADSL or VDSL products.

CUSTOMER CONCENTRATION; RELIANCE ON SALES TO IBM. Sales to IBM for PC to Mainframe connectivity and related products accounted for approximately 83%, 69% and 51% of the Company's net sales in fiscal 1995, 1996 and 1997, respectively, and 32% of its revenue in the first quarter of fiscal 1998. Since IBM considers product sales and market data confidential, the Company has very little ability to anticipate future demands and IBM is not obligated to purchase any specified amount of products. For its PC-Connectivity products, the Company is highly dependent on sales to IBM and expects that quarterly and annual results could be volatile due to its dependence on this dominant customer. In addition, there can be no assurance that IBM will continue to distribute and support the Company's products. The Company's principal contract with IBM, which originally expired in December 1996, has been extended. Further, IBM may terminate its agreements with the Company upon 30 days' notice without a significant penalty.

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

REGULATORY MATTERS. Telephone companies, which constitute the initial primary market for the Company's telecommunication transmission products, and cable television companies, which may become a future market for such products, are subject to extensive regulation by both the federal and state governments in the United States and by foreign governments. Many of these regulations have the effect of limiting the economic incentive of telephone companies to deploy new technologies. Restrictions on telephone companies and cable television companies may materially and adversely affect demand for the products of the Company. Recent legislation passed by Congress will significantly alter the regulations on telephone companies and cable companies in the United States, and there can be no assurance that such legislation will not adversely affect the commercialization of the Company's products. In addition, both in the United States and abroad, rates for telecommunications services are governed by tariffs or licensed carriers that are subject to regulatory approval. These tariffs also could have a material adverse effect on the demand for the Company's products.

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

The Company also relies on trade secrets and proprietary know-how, which it seeks to protect by confidentiality agreements with its collaborators, employees and consultants. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company's trade secrets and proprietary know-how will not otherwise become known or be discovered by competitors.

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

PART II.  OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES

In October 1996, the Company entered into an Investment Agreement (the "Investment Agreement") with Quantum Industrial Partners LDC, S-C Phoenix Holdings, L.L.C., Winston Partners, L.P., Winston Partners II LDC and Winston Partners II L.L.C. (collectively, the "Investors") which will provide to the Company up to $15 million in equity financing in exchange for the issuance of Company Common Stock and warrants (the "Warrants") to purchase up to 600,000 shares of Company Common Stock. The Warrants were issued on October 3, 1996 and are exercisable at any time between December 17, 1996 and December 17, 2001. Warrants to purchase up to 300,000 shares of Common Stock are exercisable at $17.45 per share; Warrants to purchase the other 300,000 shares are exercisable at $25 per share. The Company has received $15,000,000 pursuant to this Investment Agreement. In exchange for the $15,000,000 investment in the Company, the Investors received an aggregate of 1,242,915 shares of the Company's Common Stock. The Warrants and Common Stock issued in connection with the Investment Agreement were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemption under Section 4(2) of the Securities Act. The resale of the 1,242,915 shares of Common Stock issued to the Investors, and the 600,000 shares of Common Stock issuable on exercise of the Warrants, has been registered by the Company on behalf of the Investors.

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

                                        AMATI COMMUNICATIONS CORPORATION
                                        --------------------------------
                                                   (Registrant)



Dated:  December 11, 1997               /S/         JAMES STEENBERGEN
                                        --------------------------------
                                        James Steenbergen
                                        Director, President,
                                        Chief Executive Officer and
                                        Chief Financial Officer


Dated:  December 11, 1997               /S/        TERRY MEDEL
                                        --------------------------------
                                        Terry Medel
                                        Controller, Treasurer and Secretary